Form 10QSB
period 2002-06-30
HARMONICA ACQUISITION CORP
filed 2002-08-12
CIK 1122112

SECURITIES AND EXCHANGE COMMISSION
              Washington, D.C.  20549

                    FORM 10-QSB
(Mark One)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended
                   June 30, 2002
or

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

Class                Outstanding at June 30, 2002
Common Stock,
par value $0.0001                1,000,000


        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         HARMONICA ACQUISITION CORPORATION
           (A Development Stage Company)
                As of June 30, 2002
                    (Unaudited)

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

                                      ======

   See accompanying notes to financial statements

             HARMONICA ACQUISITION CORPORATION
               (A Development Stage Company)
                  Statement of Operations
                        (Unaudited)

             For the six    For the six    March24,1999
             Months Ended   Months ended   (Inception)to
             June 30,2002   June 30,2001   June 30,2002

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
               =========       ========         =======

      See accompanying notes to financial statements

             HARMONICA ACQUISITION CORPORATION
               (A Development Stage Company)
       Statement of Changes in Stockholder's Equity
      For the Period From March 24, 1999 (Inception)
                     To June 30, 2002
                       (Unaudited)

                                                       Deficit
                                                       Accumulated
                   Common Stock           Additional   During
                   Issued                 Paid-In      Development
                   Shares       Amount    Capital      Stage          Total

Common Stock
  Issuance         1,000,000    $ 100     $  -         $   -          $ 100

Fair value of
expenses contributed   -           -         535           -            535

Net loss for the periods ended:

December 31, 1999      -           -          -           (535)        (535)
December 31, 2000      -           -          -             -            -
December 31, 2001      -           -          -             -            -
June 30, 2002          -           -          -             -            -
                    -------     -------    -------      ---------     --------

BALANCE AT
June 30, 2002     1,000,000     $ 100      $535        $ (535)        $ 100
==============     =========     ======    =======      =========     ========

            See accompanying notes to financial statements

                  HARMONICA ACQUISITION CORPORATION
                    (A Development Stage Company)
                       Statements of Cash Flows
                              Unaudited

                           January 1, 2002     January 1, 2001    March 24, 1999
                           to                  to                 (Inception) to
                           June 30, 2002      June 30, 2001       June 30, 2002
CASH FLOWS FROM OPERATING
    ACTIVITIES:
Net loss                    $      -             $  -                $    (535)
 Adjustment to reconcile net
 loss to net cash
 used by operating activities

 Contributed expenses              -                 -                     535
                              ----------          ------------        ----------
 Net cash used in operating
  activities                        -                 -                        -
                              ----------          ------------        ----------
CASH FLOWS FROM INVESTING
 ACTIVITIES                         -                 -                        -
                              ----------           ------------       ----------
CASH FLOWS FROM FINANCING  ACTIVITIES:

Proceeds from issuance of
 common stock                       -                  -                    100
                             ----------             ------------       ----------
Net cash provided by
 financing activities               -                   -                   100
                             ----------             ------------       ----------
INCREASE IN CASH AND CASH
 EQUIVALENTS                        -                   -                   100
CASH AND CASH EQUIVALENTS
 BEGINNING OF PERIOD              100                  100                   -
                             ----------              -----------       ----------
CASH AND CASH EQUIVALENTS
  END OF PERIOD               $   100                 $100               $  100
                             ==========              ===========       ==========


            See accompanying notes to financial statement.

NOTE 1      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Organization and Business Operations

Harmonica Acquisition Corporation (a development stage company) ("the
Company") was incorporated in Delaware on March 24, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At
June 30, 2002, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation. The Company's fiscal year end is December 31.

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

Statement No. 142, "Goodwill and Other Intangible Assets" supercedes APB
Opinion 17 and related interpretations. Statement No. 142 establishes new rules on accounting for the acquisition of intangible assets not acquired in a business combination and the manner in which goodwill and all other intangibles should be accounted for subsequent to their initial recognition in a business combination accounted for under SFAS No. 141. Under SFAS No.
142, intangible assets should be recorded at fair value. Intangible assets with finite useful lives should be amortized over such period and those with indefinite lives should not be amortized. All intangible assets being amortized as well as those that are not, are both subject to review for potential impairment under SFAS No. 121, "Accounting for the Impairment of Long-
Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 142 also requires that goodwill arising in a business combination should not be amortized but is subject to impairment testing at the reporting unit level to which the goodwill was assigned to at the date of the business combination.

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

(C) Additional Paid-In Capital

Additional paid-in capital at June 30, 2002 represents the fair value of the amount of organization and professional costs incurred by related parties on behalf of the Company (See Note 3).

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

     (a)     Exhibits

     There are no reports required to be filed with this quarterly report.

     (b)     Reports on Form 8-K

     There were no reports on Form 8-K filed by the Company during the quarter.


                    SIGNATURES

     Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



HARMONICA ACQUISITION CORPORATION

By:   James M. Cassidy
       President

Dated: August 12, 2002

                  CERTIFICATION



     By execution below, the Chief Executive Officer and the Chief Financial Officer hereby certify that the Quarterly Report on Form 10-QSB for the period ending December 31, 2001, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in such periodic report fairly presents, in all material respects, the financial condition and results of operations of the registrant.



            By: /s/ James M. Cassidy
            Chief Executive Officer
            Dated: August 12, 2002


            By: /s/ James M. Cassidy
            Chief Financial Officer
             Dated: August 12, 2002