Form 10QSB
period 2002-09-30
HARMONICA ACQUISITION CORP
filed 2003-07-10
CIK 1122112

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2002 or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from_______to_________

                         Commission file number 0-31403

                        HARMONICA ACQUISITION CORPORATION
             (Exact name of registrant as specified in its charter)


             Delaware                                    52-2257557
    -----------------------------                  ----------------------
    (State or other jurisdiction                     (I.R.S. Employer
    of incorporation organization)                 Or Identification No.)

5 Erie Street, Garfield, NJ                                07026
----------------------------------------                   ------
(Address of principal executive offices)                 (zip code)

                                 (973) 253-6131
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes                 No   X
    -----               ---

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                                  Outstanding at September 30, 2002
Common Stock,
par value $0.0001                      1,000,000

        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        HARMONICA ACQUISITION CORPORATION
                          (A Development Stage Company)
                               As of June 30, 2002
                                   (Unaudited)


ASSETS

Cash
                                                                          $ 100
                                                                          ------
TOTAL ASSETS
                                                                          $ 100
LIABILITIES AND STOCKHOLDER'S EQUITY
                                                                          ------
LIABILITIES
                                                                          $
                                                                          ------
STOCKHOLDER'S EQUITY

Preferred Stock, $.0001 par value,20,000,000
  shares authorized, none issued and outstanding
                                                                          ------
Common Stock, $.0001 par value, 100,000,000
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


                 See accompanying notes to financial statements

                        HARMONICA ACQUISITION CORPORATION
                          (A Development Stage Company)
                             Statement of Operations
                                   (Unaudited)


                       For the nine        For the nine       March 24,1999
                       Months ended        Months ended       (Inception)to
                       September 30,2002   September 30,2001  September 30,2002

Income                   $ --                  $ --              $   --

Expenses
  Organization expense     --                    --                 535
                         ------                ------            ------

Total expenses             --                    --                 535
                         ------                ------            ------
NET LOSS                   --                    --                (535)



                 See accompanying notes to financial statements

                        HARMONICA ACQUISITION CORPORATION
                          (A Development Stage Company)
                  Statement of Changes in Stockholder's Equity
                 For the Period From March 24, 1999 (Inception)
                              To September 30, 2002
                                   (Unaudited)

                                                                           Deficit
                                                                           Accumulated
                                   Common Stock                Additional  During
                                   Issued                      Paid-In     Development
                                   Shares         Amount       Capital     Stage          Total
                                  ------------ ------------   ----------- -------------- --------
Common Stock
  Issuance                        1,000,000   $     100   $    --     $    --      $     100

Fair value of
expenses contributed                   --          --           535        --            535

Net loss for the periods ended:

December 31, 1999                      --          --          --          (535)        (535)
December 31, 2000                      --          --          --          --           --
December 31, 2001                      --          --          --          --
September 30, 2002                     --          --          --          --
                                  ---------   ---------   ---------   ---------    ---------
BALANCE AT
September 30, 2002                1,000,000   $     100   $     535   $    (535)   $     100



                 See accompanying notes to financial statements

                        HARMONICA ACQUISITION CORPORATION
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                     January 1, 2002           January 1, 2001          March 24, 1999
                                            to                         to               (Inception) to
                                    September 30, 2002        September 30, 2001        September 30, 2002
                                    ------------------        ------------------        ------------------
CASH FLOWS FROM OPERATING
    ACTIVITIES:
Net loss                                  $--                       $--                     $(535)
 Adjustment to reconcile net
 loss to net cash
 used by operating activities

 Contributed expenses                      --                        --                       535

 Net cash used in operating
  activities                               --                        --                      --


CASH FLOWS FROM
 INVESTING ACTIVITIES                      --                        --                      --

CASH FLOWS FROM
  FINANCING  ACTIVITIES:

Proceeds from issuance of
 common stock                              --                        --                       100

Net cash provided by
 financing activities                      --                        --                       100

INCREASE IN CASH AND CASH
 EQUIVALENTS                               --                        --                       100
CASH AND CASH EQUIVALENTS
 BEGINNING OF PERIOD                        100                       100                    --

CASH AND CASH EQUIVALENTS
  END OF PERIOD                           $ 100                     $ 100                   $ 100



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



HARMONICA ACQUISITION CORPORATION

By:   /S/ SAMUEL SERRITELLA
      --------------------------
          President

Dated: June 11, 2003


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



            By: /S/ SAMUEL SERRITELLA
                ---------------------------
                    Chief Executive Officer
                    Dated: June 11, 2003


            By: /S/
                --------------------------
                   Chief Financial Officer
                   Dated: June 11, 2003