Form 10KSB
period 2002-12-31
HARMONICA ACQUISITION CORP
filed 2003-08-13
CIK 1122112

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

      FOR ANNUAL AND TRANSITIONAL REPORTS UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR FISCAL YEAR ENDED DECEMBER 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR SECTION 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________ TO ______________


                        COMMISSION FILE NUMBER: 000-31403

                          INTERNATIONAL SURFACING, INC.
--------------------------------------------------------------------------------
      (Exact Name of Small Business Registrant as Specified in its Charter)

                DELAWARE                           52-2257557
                --------                           ----------
      (State or other jurisdiction              (I.R.S. Employer
    of incorporation or organization)          Identification No.)

                        5 Erie Street, Garfield, NJ 07026
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (973) 253-6131
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

              Securities Registered Under Section 12(B) Of The Act:

                                      None

         Securities Registered Under Section 12(G) of the Exchange Act:

                                (Title Of Class)
                         Common Stock, Par Value $0.001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [  ]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [__]

The Registrant's Common Stock is not traded on any market at the date of this report.

On June 30, 2003, the Registrant had outstanding 33,000,000 shares of Common Stock, $0.001 par value.

The Registrant's revenues for the year ended December 31, 2002 were $0.

DOCUMENTS INCORPORATED BY REFERENCE
SEE ITEM 13

                                TABLE OF CONTENTS
                            FORM 10-KSB ANNUAL REPORT
                       FISCAL YEAR ENDED DECEMBER 31, 2002

                          INTERNATIONAL SURFACING, INC.

    ITEM
                                                                            PAGE
    PART I

1.  Description of Business                                                    4
2.  Description of Properties 29
3.  Legal Proceedings                                                         30
4.  Submission of Matters to a Vote of Security Holders                       30

    PART II

5.  Market for Common Equity and Related Stockholder Matters                  30
6.  Management's Discussion and Analysis                                      36
7.  Financial Statements                                                      58
8.  Changes  in  and  Disagreements  with  Accountants  on  Accounting  and
    Financial Disclosures                                                     59

    PART III

9.  Directors, Executive Officers, Promoters and Control Persons              59
10. Executive Compensation                                                    61
11. Security Ownership of Certain Beneficial Owners and Management            63
12. Certain Relationships and Related Transactions                            66
13. Exhibits and Reports on Form 8-K                                          67
14. Controls and Procedures                                                   68

F-1 Financial Statements with Footnotes                                       69

    Signatures                                                                93

Exhibits

99.1 Certifications                                                           94
99.2 Certifications                                                           95
99.3 Certifications                                                           96
99.4 Certifications                                                           98

THIS REPORT ON FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, WHICH ARE SUBJECT TO THE "SAFE HARBOR" CREATED BY THOSE SECTIONS. THESE FORWARD-LOOKING STATEMENTS INCLUDE BUT ARE NOT LIMITED TO STATEMENTS CONCERNING OUR BUSINESS OUTLOOK OR FUTURE ECONOMIC PERFORMANCE; ANTICIPATED PROFITABILITY, REVENUES, EXPENSES OR OTHER FINANCIAL ITEMS; AND STATEMENTS CONCERNING ASSUMPTIONS MADE OR EXCEPTIONS AS TO ANY FUTURE EVENTS, CONDITIONS, PERFORMANCE OR OTHER MATTERS WHICH ARE "FORWARD-LOOKING STATEMENTS" AS THAT TERM IS DEFINED UNDER THE FEDERAL SECURITIES LAWS. ALL STATEMENTS, OTHER THAN HISTORICAL FINANCIAL INFORMATION, MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. THE WORDS "BELIEVES," "PLANS," "ANTICIPATES", "EXPECTS," AND SIMILAR EXPRESSIONS HEREIN ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS, UNCERTAINTIES AND OTHER FACTORS, WHICH WOULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE STATED IN SUCH STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "FACTORS THAT MAY AFFECT FUTURE RESULTS," AND ELSEWHERE IN THIS REPORT, AND THE RISKS DISCUSSED IN THE COMPANY'S OTHER SEC FILINGS.

PART 1

ITEM 1. - DESCRIPTION OF BUSINESS

GENERAL

         International Surfacing, Inc. ("ISI" or the "Company") was founded to develop, manufacture, market and distribute unique rubber horseshoes, such as our StealthShoe(TM) Product, and related products and services. We recognized an opportunity to develop a Product that will take less of a toll on the legs of horses as compared to conventional iron or aluminum shoes. We expect our Product to be attractive to horses of any type. The Company's initial market is the horseracing industry; however, the Product can be used on any horse.

         After two years of research and development by its founder, Mr. Serritella, the Company has tested its new Product in actual racing conditions, with favorable results. The Company is moving to increase its pool of research subjects to study the strength and wear characteristics of its Product. Through its ongoing research and development, ISI expects to continue to improve its Products and eventually move into commercial production. To date, the Company has given its prototypes of the StealthShoe(TM) to certain horse trainers in the New York City Metropolitan area in return for test data and reports from users. The test subjects have been trotters and pacers trained and raced in the New York City area. Currently, twenty-eight horses are using the StealthShoe(TM) in racing and training conditions.

         The Company's new horseshoe consists of two layers of material, bonded in a proprietary way. The shoe has an aluminum substrate and an outer face of tire-grade rubber. We believe that the rubber layer protects the horse's legs by cushioning the impact of each step.

         Over the next twelve months, ISI intends to complete research and testing and rollout its first commercial Product at racetracks and training stables in the eastern United States. ISI intends to continually update and refine its Products and services to increase customer satisfaction. Although ISI intends to continually update and refine its products and services to increase customer satisfaction, ISI does not need additional research and development to sell its existing Product. See, "Plan of Operations."

         There are two distinct markets for ISI's product. The first consists of owners and trainers of professional racehorses, which is the market on which the Company is now focused. In the near future, the Company intends to market a product to general horse owners and veterinarians as a therapeutic shoe for lame horses. After the StealthShoe(TM) becomes established in the horseracing industry, we intend to broaden our market to include shoes for horses used in an urban setting, such as police horses and carriage horses, shoes for therapeutic purposes for lame horses and shoes for the general horse owner market.

         ISI has two full time employees.

         There are numerous factors that may have an impact on the Company's business, including, but not limited to, the following.

RISKS RELATED TO ISI'S BUSINESS

         Development Stage Company; Limited Operating History. ISI is an early-stage company and ISI expects to encounter risks and difficulties frequently faced by early-stage companies in new markets. The Company is not aware of any competitor in the horseshoe industry using similar technology, but there are numerous companies that make and sell horseshoes of various types and compositions. ISI's founders have been developing their horseshoe product since mid-2000. Currently, twenty-eight (28) horses are using the StealthShoe(TM) in training and racing conditions. ISI's limited operating history makes an evaluation of ISI's future prospects very difficult. ISI will encounter the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets. ISI cannot be certain that ISI's business strategy will be successful or that ISI will successfully address these risks.

         ISI Anticipates Future Losses and Negative Cash Flow. ISI expects operating losses and negative cash flow to continue for the next twelve months. ISI anticipates its losses will continue because ISI expects to incur additional costs and expenses related to:

         -        brand development, marketing and other promotional activities
         -        expansion of ISI's operations
         -        continued development of ISI's Products
         - implementation of systems to process customers' orders and payments
         -        creation of a computer network

         -        expansion of ISI's Product manufacturing, and
         -        development of relationships with strategic business partners.

         As of December 31, 2002, ISI had an accumulated deficit during the development stage of ($93,307). ISI incurred net losses of $93,307 and no revenues in the fiscal year ended December 31, 2002. ISI's ability to become profitable depends on ISI's ability to generate and sustain sales while maintaining reasonable expense levels. If ISI does achieve profitability, ISI cannot be certain that ISI would be able to sustain or increase profitability on a annual or annual basis in the future. See, "Plan of Operations."

         ISI's Limited Operating History Makes Future Forecasting Difficult. Because of ISI's limited history as a development stage company with no revenues from operations, ISI finds it difficult to forecast its sales and costs accurately. ISI has limited meaningful historical financial data upon which to base planned operating expenses, since it has been in the development stage without sales since inception. We base ISI's current and future expense levels on ISI's operating plans and estimates of future net sales. Sales and operating results are difficult to forecast because they generally depend on the volume and timing of the orders ISI may receive. Consequently, ISI may be unable to adjust ISI's spending in a timely manner to compensate for any unexpected revenue shortfall. This inability could cause ISI's net losses in a given quarter to be greater than expected.

         ISI's Operating Results are Expected to be Volatile and Difficult to Predict. If ISI Fails to Meet the Expectations of Public Market Analysts and Investors, the Market Price of ISI's Common Stock May Decrease Significantly. ISI's annual and quarterly operating results may fluctuate significantly in the future due to a variety of factors, many of which are outside of ISI's control, including, among other things, the demand for ISI's products, unpredictability of consumer trends and technology changes. Because ISI's operating results are expected to be volatile and difficult to predict, ISI believes that quarter-to-quarter comparisons of ISI's operating results are not a good indication of ISI's future performance. It is likely that in some future quarter ISI's operating results may fall below the expectations of securities analysts and investors. In this event, the trading price of ISI's Common Stock may fall significantly. Factors that may harm ISI's business or cause ISI's operating results to fluctuate include the following:

         -        ISI's inability to obtain customers at reasonable cost;
         - decreases in the funds available for marketing and promoting ISI's services;
         -        ISI's inability to manage rapid expansion of its services;
         - the failure to develop strategic marketing and manufacturing relationships;
         -        increases in the cost of advertising;
         -        the  amount  and  timing  of   operating   costs  and  capital
                  expenditures relating to expansion of ISI's operations.

         A number of factors will cause ISI's gross margins to fluctuate in future periods, including timing of service area expansion, the mix of services provided by ISI and the level of discount or introductory pricing. Any change in one or more of these factors could harm ISI's gross margins and operating results in future periods.

         ISI's Net Sales are Dependent Upon ISI's Ability To Offer ISI's Customers Dependable Quality Products at Competitive Prices. If ISI is not able to offer ISI's customers dependable Products at competitive prices, ISI's net sales and results of operations will be harmed. ISI's success depends on ISI's ability to provide dependable Products to its customers at competitive prices.

         To Manage ISI's Growth and Expansion, ISI Needs To Implement ISI's Internal Systems, Procedures and Controls. If ISI Is Unable To Do So Successfully, ISI's Business Would Be Seriously Harmed. Once ISI's Products go into commercial production (which we cannot assure), if its Products gain acceptance, ISI will shift its main focus from research and development to manufacturing, sales and marketing. This shift would entail a significant expansion in ISI's operations. ISI's growth in operations will place a significant strain on ISI's management, information systems and resources. In order to manage this growth effectively, ISI needs to continue to improve ISI's financial and managerial controls and reporting systems and procedures. ISI's failure to successfully implement, improve and integrate these systems and procedures would harm ISI's results of operations.

         ISI must Establish Reliable Manufacturing Facilities or Third-Party Manufacturing Relationships. Currently, ISI rents workshop space and makes its prototype StealthShoe(TM) by hand, using small scale stamping and manufacturing equipment. If ISI's StealthShoe(TM) and other Products gain customer acceptance, ISI must either: buy or lease larger-scale manufacturing facilities; or have its Products made by a third-party manufacturer. The Company has had discussions with several third-party manufacturers, but ISI has not reached any agreement with any party to make its Products. We believe that, at least initially, the Company must secure a third-party manufacturing partner. As part of any such relationship, ISI may grant an equity interest in ISI to its manufacturing partner, which would dilute the interests of the holders of Common Stock.

         ISI May Not Be Able To Compete Successfully Against Current and Future Competitors. Existing horseshoes of rubber, plastic or similar construction constitute a very small part of the overall market for horseshoes and are not designed for racing. If ISI's Products gain customer acceptance, ISI may face competition from other horseshoe manufacturers. Such competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could seriously harm ISI's future net sales and results of operations, if any. Many of ISI's competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than does ISI. Many of these competitors can devote substantially more resources to marketing and promotion than can ISI.

         Intellectual Property Claims Against ISI Could Be Costly and Could Result In the Loss Of Significant Rights. Other parties may assert infringement or unfair competition claims against ISI. ISI cannot predict whether third parties will assert claims of infringement against ISI, or whether any future assertions or prosecutions will harm ISI's business. If ISI is forced to defend against any such claims, whether they are with or without merit or are determined in ISI's favor, then ISI may face costly litigation, diversion of technical and management personnel, or product shipment delays. Because of such a dispute, ISI may have to develop non-infringing technology or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may be unavailable on terms acceptable to ISI, or at all. If there is a successful claim of product infringement against ISI and ISI is unable to develop non-infringing technology or license the infringed or similar technology on a timely basis, it could harm ISI's business.

         If the Protection of ISI's Technology, Trademarks and Proprietary Rights Is Inadequate, ISI's Business Will Be Seriously Harmed. The steps ISI takes to protect ISI's proprietary rights may be inadequate. ISI regards ISI's copyrights, service marks, trademarks, trade dress, trade secrets and similar intellectual property as critical to ISI's success. In addition, ISI intends to file for patent protection for its proprietary technology. ISI can give no assurance that any such patent will be granted for its StealthShoe(TM) technology. ISI relies on trademark and copyright law, trade secret protection and confidentiality or license agreements with ISI's employees, customers, partners and others to protect ISI's proprietary rights. ISI is in the process of filing for trademark protection for "StealthShoe"(TM) and related marks. Effective patent, trademark, service mark, copyright and trade secret protection may not be available in every country in which ISI will sell ISI's Products.

         The Loss of the Services of One Or More of ISI's Key Personnel, or ISI's Failure To Attract, Assimilate and Retain Other Highly Qualified Personnel in the Future Would Seriously Harm ISI's Business. The loss of the services of one or more of ISI's key personnel could seriously harm ISI's business. ISI depends on the continued services and performance of ISI's senior management and other key personnel, particularly Samuel Serritella, ISI's President and Chief Executive Officer and the inventor of ISI's proprietary technology. All of ISI's officers and key employees are bound by employment agreements. ISI does not have "key person" life insurance policies covering any of ISI's employees.

         Existing Stockholders Will Be Able to Exercise Significant Control Over ISI. Executive officers, directors and entities affiliated with them, if acting together, would be able to significantly influence all matters requiring approval by ISI's stockholders, including the election of directors and the approval of mergers or other business combination transactions. These stockholders, taken together, beneficially own approximately 54% of ISI's outstanding Common Stock and can elect all directors and pass any action requiring stockholder approval. See "Security Ownership of Certain Beneficial Owners and Management."

         It May Be Difficult For A Third Party To Acquire ISI. Provisions of ISI's Certificate of Incorporation, ISI's Bylaws and Delaware law could make it more difficult for a third party to acquire ISI, even if doing so would be beneficial to ISI's stockholders. See "Description of Securities."

RISKS RELATED TO SECURITIES MARKETS

         Volatility of stock prices. The stock market from time to time experiences significant price and volume fluctuations, some of which are unrelated to the operating performance of particular companies. In the event the Common Stock is listed on a stock exchange or an automated quotation system, we believe that a number of factors could cause the price of our Common Stock to fluctuate, perhaps substantially. These factors include, among others:

         o Announcements of financial results and other developments relating to our business;

         o        Changes in the general state of the economy; and

         o Changes in market analyst estimates and recommendations for our Common Stock.

         ISI May Be Unable to Meet ISI's Future Capital Requirements. ISI cannot be certain that additional financing will be available to ISI on favorable terms when required, or at all. If ISI raises additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of ISI's Common Stock and ISI's stockholders may experience additional dilution. ISI requires working capital to fund ISI's business. Since ISI's inception, ISI has experienced negative cash flow from operations and expects to experience significant negative cash flow from operations for the foreseeable future. ISI currently anticipates that ISI's available funds will not be sufficient to meet ISI's anticipated needs for working capital and capital expenditures through the next 6 months unless all outstanding Options are exercised and ISI sells additional Common Stock or other securities. ISI expects to need to raise additional funds to remain in business and promote its Products.

         ISI May Be Unable To Continue Operations If Our Financial Difficulties Preclude ISI From Funding Our Operations. ISI incurred net losses during the year ended December 31, 2002. ISI's execution of its business plan depends upon its ability to resolve its liquidity problems, principally by obtaining capital, beginning commercial sales of its Products and generating sufficient revenues to become profitable. See, "Plan of Operations."

         ISI's Common Stock Price May Be Volatile, Which Could Result in Substantial Losses For Individual Stockholders. If and when the Common Stock begins to trade on an exchange or an automated quotation system, the market price for the Common Stock is likely to be highly volatile and subject to wide fluctuations in response to factors including the following, some of which are beyond ISI's control:

         -        actual or anticipated  variations in ISI's quarterly operating results;
         -        announcements  of new  products  or  services  by ISI or ISI's competitors;
         -        changes in financial estimates by securities analysts;
         - announcements by ISI or ISI's competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
         -        additions or departures of key personnel;
         - release of lock-up or other transfer restrictions on ISI's outstanding shares of Common Stock or sales of additional shares of Common Stock by the Company; and
         -        potential litigation.

         If ISI's Common Stock Price Is Volatile, ISI Could Face a Securities Class Action Lawsuit. In the past, following periods of volatility in the market price of their stock, many companies have been the subjects of securities class action litigation. If disgruntled stockholders sued ISI in a securities class action, it could result in substantial costs and a diversion of management's attention and resources and would harm ISI's stock price.

         Substantial Sales of ISI's Common Stock Could Cause ISI's Stock Price To Fall. If ISI's stockholders sell substantial amounts of ISI's Common Stock in the public market, the market price of ISI's Common Stock could fall. Such sales also might make it more difficult for ISI to sell equity or equity-related securities in the future at a time and price that ISI deems appropriate.

         Reporting Requirements May Delay or Preclude Acquisition. Sections 13 and 15(d) of the Exchange Act require companies subject thereto to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by ISI. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

Issuance of Future Shares May Dilute Investors Share Value. Our Certificate of Incorporation authorizes the issuance of 50,000,000 shares of common stock. The future issuance of all or part of the remaining authorized common or preferred stock may result in substantial dilution in the percentage of the Company's common stock held by the its then existing shareholders. Moreover, any common stock issued in the future may be valued on an arbitrary basis by us. The issuance of our shares for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by investors, and might have an adverse effect on any trading market for our common stock.

Penny Stock Regulation. When and if the Company's Common Stock becomes traded on an established securities exchange of automated quotation system, our common stock may be deemed to be a penny stock. Penny stocks generally are equity securities with a price of less than $5.00 per share other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system.

Our securities may be subject to "penny stock rules" that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the "penny stock rules" require the delivery, prior to the transaction, of a disclosure schedule prescribed by the Commission relating to the penny stock market.

The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks.

Consequently, the "penny stock rules" may restrict the ability of broker-dealers to sell our securities. The foregoing required penny stock restrictions will not apply to our securities if such securities maintain a market price of $5.00 or greater. Considering our stock currently has a bid price of 1.2 cents, there can be no assurance that the price of our securities will ever reach or maintain such a level.


REPORTS TO SECURITY HOLDERS

The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1- 800-SEC-0330.

The SEC maintains and Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. This information, once we complete our filing, will be available at http://www.sec.gov.

ITEM 2.  DESCRIPTION OF PROPERTIES

         ISI operates one facility at 5 Erie Street, Garfield, NJ 07026, which is used as its executive offices and as a prototype manufacturing plant.


ITEM 3.  LEGAL PROCEEDINGS

         As of the date hereof, the Company is not a party to any legal proceedings, and none are known to be contemplated against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fiscal year ended December 31, 2002.

PART 2

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company's Common Stock is not quoted or traded on any securities exchange or automated electronic securities trading system. There is currently no established market for such shares; and there can be no assurance that any such market will ever develop or be maintained. Any market price for shares of Common Stock of the Company is likely to be very volatile, and numerous factors beyond the control of the Company may have a significant effect. In addition, the over the counter stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations that have often been unrelated to the operating performance of companies listed on such exchanges. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of the Company's common stock in any market that may develop. Sales of "restricted securities" under Rule 144 may also have an adverse effect on any market that may develop. See the caption "Sales of Unregistered Securities."

We have never declared or paid cash dividends on our Common Stock. We currently intend to retain cash earnings, if any, to support expansion, and do not anticipate paying any cash dividends for the foreseeable future. Should we ever produce sufficient earnings from operations, our Board of Directors, after taking into account our earnings, capital requirements, financial condition and other factors, has the discretion to declare and distribute cash dividends to our stockholders.

ITEM 6.  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The matters discussed in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the "safe harbor" created by those sections. These forward-looking statements include but are not limited to statements concerning our business outlook or future economic performance; anticipated profitability, revenues, expenses or other financial items; and statements concerning assumptions made or exceptions as to any future events, conditions, performance or other matters which are "forward-looking statements" as that term is defined under the Federal Securities Laws. All statements, other than historical financial information, may be deemed to be forward-looking statements. The words "believes," "plans," "anticipates", "expects," and similar expressions herein are intended to identify forward-looking statements. Forward-looking statements are subject to risks, uncertainties and other factors, which would cause actual results to differ materially from those stated in such statements. Forward-looking statements include, but are not limited to, those discussed in "Factors That May Affect Future Results," and elsewhere in this report, and the risks discussed in the Company's other SEC filings.

Critical Accounting Policies

The Company has defined a critical accounting policy as one that is both important to the portrayal of the Company's financial condition and results of operations and requires the management of the Company to make difficult, subjective or complex judgments. Estimates and assumptions about future events and their effects cannot be perceived with certainty. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments.

These estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company's operating environment changes. We have identified the policies below as critical to our business operations and the understanding of our Plan of Operations.

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with generally accepted accounting principles. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective, and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Going Concern Uncertainties

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has experienced operating losses and negative cash flows since inception. The Company's continued existence is dependent upon its ability to generate operating revenues and/or obtain additional equity or debt financing.


                               PLAN OF OPERATIONS

         Overview

         ISI was founded to develop, manufacture, market and distribute unique rubber horseshoes and related services. We recognized an opportunity to develop a product that will take less of a toll on the legs of horses as compared to conventional iron or aluminum shoes. We expect our Product to be attractive to horses of any type. The Company's initial market is the horseracing industry; however, the Product can be used on any horse. After the StealthShoe(TM) becomes established in the horseracing industry, we intend to broaden our market to include shoes for horses used in an urban setting, such as police horses and carriage horses, shoes for therapeutic purposes for lame horses and shoes for the general horse owner market.

         After two years of research and development by ISI's founders, the Company has tested its StealthShoe(TM) Product in actual racing conditions, with favorable results. The Company is moving to increase its pool of research subjects to study the strength and wear characteristics of its Product. Through its ongoing research and development, ISI expects to continue to improve its Products and eventually move into commercial production. To date, the Company has given its Product to certain horse trainers in the New York City Metropolitan area in return for test data and reports from users. The test subjects have been trotters and pacers trained and raced in the New York City area. Currently, twenty-eight horses are using the StealthShoe(TM) in training and racing conditions.

         The Company's Product consists of two layers of material, bonded in a proprietary way. The StealthShoe(TM) has an aluminum substrate and an outer face of tire-grade rubber. We believe that the rubber layer protects the horse's legs by cushioning the impact of each step.

         Over the next twelve months, ISI intends to complete research and testing and rollout its first commercial Product at racetracks in the eastern United States. ISI intends to continually update and refine its Products and services to increase customer satisfaction.

         Liquidity and Capital Resources

         On the date of this Report, ISI has cash resources of approximately $2,560, with currently due expenses of $119,393, including normal trade payables. Of these expenses, approximately $118,000 consists of accrued but unpaid salaries that will be converted to shares of Common Stock as part of this Offering. Based on ISI's existing expenses, ISI will need to raise approximately $450,000 in new capital to fund six months of operations if ISI generated no revenues from operations.

         In the next six months, however, ISI plans to expand its operations greatly. ISI may need to hire additional administrative and customer service personnel as part of this expansion. To the extent ISI receives net proceeds from the exercise of Options and the sales of its debt or equity securities, this will increase the Company's working capital.

         ISI has significant capital needs, which to date ISI has met through private sales of its debt and loans. ISI will continue to need substantial infusions of capital, which it expects to continue to fund primarily from private sales of its equity and loans, or by a public offering of its equity or debt securities.


INCOME TAXES

There is no current or deferred tax expense for the period from January 1, 2002 to December 31, 2002 due to net losses from operations by the Company.

NET LOSS

We have incurred net losses from operations since our inception. The loss for the first year of operations was approximately $93,400. The net loss consists of working capital, general and administrative expenses and research expenses. We anticipate that these expenses will continue to increase in 2003, as we engage more officers, directors and employees. To the extent that we are unable to secure additional external financing, and/or generate cash revenue from operations, our results and ability to continue as an ongoing concern may be materially adversely affected.

Our primary source of capital since inception has been the sale of promissory notes to investors and cash invested by our principal stockholders.

CAPITAL EXPENDITURES

We require funding primarily for computer hardware and software, research and development, prototypes, furniture, fixtures and equipment and general working capital needs. Substantially all of our capital expenditures have been paid for by our principal stockholders or the sale of convertible notes.

MATERIAL COMMITMENTS FOR CAPITAL EXPENDITURES

We have no material commitments budgeted for 2003.

ITEM 7.  FINANCIAL STATEMENTS

We are filing the following reports, financial statements and notes to financial statements with this Annual Report. These reports may be found following Part III of this Annual Report.

Audited Financial Statements for the Year Ending December 31, 2002, with related report of auditor and notes to financial statements.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLCOSURES

None

PART 3

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The directors and executive officers of ISI are as follows:

                                            Director or
                                            Officer
Name and Address (1)                Age     Since             Position(s)
----------------                    ---     -----             -----------
Samuel M. Serritella                58      2002              President, Chief Executive Officer,
                                                              Chairman of the Board

Andrew Aboyoun                      39      2002              Secretary

Gary Kouletas                       27      2002              Vice President

Louis Paulucci                      39      2002              Vice President

Michael Luterzo                     43      2002              Director, member of the Compensation
243 Longworth Avenue                                          Committee and the Audit Committee
Hasbrouck Heights, NJ 07604

Russell Frantz                      61      2002              Director, member of the Compensation
256 Ross Road                                                 Committee
Wallington, NJ 07057

Richard Ciarletta                   38      2002              Director, member of the Audit
26 Kelsie Court                                               Committee
Matawan, NJ 07747

Thomas R. Miller                    65      2002              Director
405 East Oakview Drive
Waynesburg, Pa 15370

(1) Unless  otherwise  noted,  address is c/o ISI, 5 Erie Street,  Garfield,  NJ
07026

Samuel Serritella-President, Chief Executive Officer and Chairman of the Board of Directors. Mr. Serritella was appointed President and a director of the Company in November 2002. Before his involvement in the Company, and for more than the past five years, Mr. Serritella has been self-employed in the tire recycling business.

Andrew Aboyoun-Secretary. From 1996 until his retirement in January 2003, Mr. Aboyoun was a police officer for the Police Department of Passaic, New Jersey. Mr. Aboyoun graduated from Montclair State College in Montclair, New Jersey with a degree in Accounting in 1986 and was a certified public accountant. Mr. Aboyoun is also a Life Member of the Passaic Policeman's Benevolent Association, Local Number 14, and was recently elected Executive Secretary. Mr. Aboyoun is also Recording Secretary for the Policeman's Benevolent Association of the State of New Jersey

Gary Kouletas-Vice President. Mr. Kouletas is a Vice President of the Company. Before joining the Company in 2002, Mr. Kouletas has owned and operated a number of businesses. Since 1996, Mr. Kouletas has owned and operated a number of residential real estate projects in northern New Jersey. Mr. Kouletas attended William Paterson College and Montclair State University, both located in New Jersey.

Louis Paulucci-Vice President. Mr. Paulucci has been involved in the training and racing of standard bred racehorses for twenty years and has owned and operated Louis Paulucci Stables since 1983. As a driver, Mr. Paulucci was named the Rookie of the Year at Pocono Downs Raceway in 1986. He has been a member of the United States Trotting Association since 1983. In addition to his racing and training experience, Mr. Paulucci also brings to the Company expertise in computer aided design-computer aided manufacturing ("Cad-Cam"), creating dies used in manufacturing the StealthShoe(TM).

Michael Luterzo-Director, Member of the Compensation Committee and the Audit Committee. Mr. Luterzo has over thirty years of experience in metal fabrication and manufacturing. Since 1990, Mr. Luterzo has been employed at Tappan Wire & Cable, Inc., where he currently holds the position of Vice President of Sales and Marketing.

Russell Frantz-Director, Member of the Compensation Committee. Since 1977, Mr. Frantz has been involved in the horseracing industry since 1977. From 1977 to 1993, Mr. Frantz was a licensed trainer-driver in the harness racing industry. From 1993 until the present, Mr. Frantz has been an Assistant Starter and Acting Patrol Judge for the New Jersey Sports Authority and holds an Associate Judge's license from the United States Trotting Association.

Richard Ciarletta-Director, Member of the Audit Committee. Mr. Ciarletta has been a director of the Company since November 2002. Since August, 1994, Mr. Ciarletta has been a vice president the Equity Division of Credit Suisse, First Boston in New York, where he is responsible for supervising registered representatives and sales assistants and in monitoring activity in investor accounts.

Thomas Miller-Director. Mr. Miller has had a varied career in the mining industry as a developer of new mining methods and inventor of mining machinery. Mr. Miller has been granted eight U.S. patents and five foreign patents on drilling and mining devices. Since 1998, Mr. Miller has owned and operated Interstate Environmental Technologies, Inc., a tire recycling business of which he is president. He is an internationally recognized expert in mining issues and has acted as a consultant to the United Nations and several foreign governments.

         The above listed directors will serve until the next annual meeting of the stockholders or until their death, resignation, retirement, removal, or disqualification, and until their successors have been duly elected and qualified. Our executive officers serve at the discretion of the Board of Directors. Vacancies in the existing Board of Directors are filled by majority vote of the remaining Directors. Officers of ISI serve at the will of the Board of Directors. There are no agreements or understandings for any officer or director to resign at the request of another person and no officer or director is acting on behalf of or will act at the direction of any other person. There is no family relationship between any executive officer or director of ISI.

Board Committees. The Board of Directors has established a Compensation Committee consisting of Mr. Frantz and Mr. Luterzo and an Audit committee whose members are Mr. Serritella, Mr. Luterzo and Mr. Ciarletta.

Compensation Committee Interlocks and Insider Participation. No members of the Compensation Committee serve on any other boards with any of the Company's officers or directors.

Director Compensation. ISI's directors do not receive any cash or other compensation for their service as members of the Board of Directors, although they are reimbursed for travel and lodging expenses in connection with attendance at Board meetings. Members of the Compensation Committee will be automatically granted options to purchase 25,000 shares of Company Common Stock each year at the first Board of Directors meeting each calendar year they serve on the Compensation Committee under the Company's 2003 Non-Employee Director Stock Option Plan. These options will have a ten-year term and are exercisable at an exercise price of 100% of the fair market value on the date of grant. Members of the Compensation Committee are not eligible to receive options under the Company's 2003 Stock Option Plan, described below.

Compliance with Section 16. The Company's officers, directors and 5% or greater stockholders have filed all reports necessary under Section 16, but such reports were not timely filed.

Certain Relationships and Related Transactions

         None

                             SIGNIFICANT EMPLOYEES

We rely on our Board of Directors, Executive Officers, and all of our employees to further the development of our business.

Family Relationships

There are no family relationships.

Involvement in certain legal procedures

None.

CODE OF ETHICS

The Company has not adopted a Code of Ethics as of the date of this report. Resources and time necessary to adopt written standards reasonably designed to deter wrongdoing have not been available as of the date of this report. The Company plans to engage a consultant to assist in drafting of a Code of Ethics.

ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth the compensation received for services rendered to ISI during the fiscal year ended December 31, 2002 (since inception) by our Chief Executive Officer. No officer received over $100,000 in compensation for those periods.


                           SUMMARY COMPENSATION TABLE

                                    Annual Compensation
Name And Principal                  Salary($)  Bonus($)       Other Annual      Long-Term        All Other
Position                   Year     Compensation              Compensation      Compensation     Awards
--------                   ----     ------------              ------------      ------------     ------
Samuel M. Serritella       2002     $50,000                   $0                $0               $0
President


         ISI did not pay to our Chief Executive Officer or any executive officer any compensation intended to serve as incentive for performance to occur over a period longer than one year pursuant to a long-term incentive plan in the year ended December 31, 2002

         ISI does not have any defined benefit or actuarial plan with respect to our Chief Executive Officer or any executive officer under which benefits are determined primarily by final compensation and years of service. Stock Grants and Options

2003 Non-Employee Director Stock Option Plan

         On May 22, 2003, the Board of Director's approved the 2003 Non-Employee Director Stock Option Plan. Under this Plan, on the first business day of each year following adoption of the Plan, each non-employee director who serves on the Compensation Committee of the Board receives an automatic grant of options to purchase 25,000 shares of Common Stock at the fair market value on the date of grant. Options granted under this Plan have a life of ten years from the date of grant. The Plan may grant a maximum of options to purchase 500,000 shares of Common Stock over the life of the Plan. The Board has requested that the Company's stockholders ratify the Plan at the next meeting of stockholders. No grants under this Plan will vest until the stockholders have approved the Plan.

2003 Stock Option Plan

         On May 22, 2003, the Board of Director's approved the 2003 Stock Option Plan. Under the terms of this Plan, all directors (except members of the Compensation Committee), officers, employees and consultants of the Company are eligible to receive grants of options, subject to the discretion of the Compensation Committee, which sets the exercise price, term and number of shares subject to options under the Plan. The Plan provides for both incentive (ISO's) and non-incentive stock options (NSO's). ISO's may have a term of no more than ten years and the exercise price must be no less than the fair market value of the Common Stock on the date of grant; except that in some cases the exercise price must be 110% of fair market value on the date of grant. The Plan may grant a maximum of options to purchase 5,000,000 shares of Common Stock over the life of the Plan. The Board has requested that the Company's stockholders ratify the Plan at the next meeting of stockholders. No grants under this Plan will vest until the stockholders have approved the Plan.

Compensation of Directors

The  Company  does  not  pay  cash  compensation  to  directors.   During  2002,
independent directors were not compensated; however, officers that were also directors were compensated as described in the Summary Compensation Table.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

Security Ownership of Certain Beneficial Owners and Management

(a) Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth the beneficial ownership for ISI's sole class of Common Stock beneficially owned by all directors, officers and 5% or more holders.

Name and
Address of                          Nature of
Beneficial                          Beneficial                Number of
Owner (1)                           Ownership                 Shares                    Percent
------------------                  ---------                 -----------------         -------
Samuel M. Serritella                Personal                  11,926,000                42.5%
Andrew Aboyoun                      Personal                     850,000                 3.0%
Gary Kouletas                       Personal                     500,000                 1.8%
Louis Paulucci                      Personal                   1,480,000                 5.3%
Michael Luterzo                     Personal                      50,000                 0.1%
Russell Frantz                      Personal                     250,000                 0.9%
Richard Ciarletta                   Personal                     250,000                 0.9%

All officers and directors
As a group (7 persons)                                        15,306,000                54.5%


(1) Address c/o ISI at 5 Erie Street, Garfield, NJ 07026.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

List of Exhibits attached or incorporated by reference pursuant to Item 601 of Regulation S-B.

Where so indicated by footnote, exhibits, which were previously filed, are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

Index to Exhibits

Exhibit
Number   Description

3.       Articles of Incorporation and Bylaws

3.1      Articles   of   Incorporation   of   International   Surfacing,    Inc.
         (Incorporated by reference from exhibit 2.1 to Form SB-2 filed on May 24, 2003)

3.2 By-Laws of International Surfacing, Inc. (Incorporated by reference from exhibit 2.2 to Form SB-2 filed on May 24, 2003)

4.       Instruments Defining the Rights of Security Holders

4.1 See Exhibit 3.1 "Articles of Incorporation" (Incorporated by reference from exhibit 2.1 to Form SB-2 filed on May 24, 2003)

5.       Voting Trust Agreement

         None

6.       Material Contracts

10.      8K Filings Incorporated Herein by Reference.

10.1     Name change to "International Surfacing, Inc. filed July 10, 2003.

10.2     Changes in Control of Registrant  incorporated  by reference to Exhibit
         10.3 on Form 8-K filed July 10, 2003.

99.1     Certification of Chief Executive Officer

99.2     Certification of Chief Financial Officer

ITEM 14.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934 within 90 days of the filing date of this report. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of the date of the evaluation.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in the preceding paragraph.

                  (Remainder of Page Left Intentionally Blank)

F-1 FINANCIAL Statements


           INTERNATIONAL SURFACING, INC. (A DEVELOPMENT STAGE COMPANY)
                        Consolidated Financial Statements
                                December 31, 2002


[GRAPHIC]



                    TEDDER, JAMES, WORDEN & ASSOCIATES, P.A.
                CERTIFIED PUBLIC ACCOUNTANTS & BUSINESS ADVISORS
--------------------------------------------------------------------------------
           AN INDEPENDENTLY OWNED MEMBER OF THE RSM MCGLADREY NETWOR

                          INTERNATIONAL SURFACING, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2002

                                Table of Contents

Independent Auditors' Report .................................................1

Financial Statements:

     Consolidated Balance Sheet ..............................................2

     Consolidated Statement of Operations ....................................3

     Consolidated Statement of Stockholders' Deficit .........................4

     Consolidated Statement of Cash Flows ....................................5


Notes to Consolidated Financial Statements ...................................6

                    TEDDER, JAMES, WORDEN & ASSOCIATES, P.A.
                CERTIFIED PUBLIC ACCOUNTANTS & BUSINESS ADVISORS
           AN INDEPENDENTLY OWNED MEMBER OF THE RSM MCGLADREY NETWORK

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To The Board of Directors
   International Surfacing, Inc.:

We have audited the accompanying consolidated balance sheet of International Surfacing, Inc. and subsidiary, (a development stage company), (the "Company") as of December 31, 2002, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Surfacing, Inc. and subsidiary as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that International Surfacing, Inc. and subsidiary will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's cumulative losses during the development period, and the need to obtain substantial additional funding to complete its development raises substantial doubt about their ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Orlando, Florida
April 14, 2003

                          INTERNATIONAL SURFACING, INC.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET

                                December 31, 2002

Equipment, net                                                   $  8,319
Security deposits                                                   5,000
                                                                 --------
           Total assets                                          $ 13,319
                                                                 ========
               LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
      Bank overdraft                                             $  3,102
      Accrued expenses                                             49,964
                                                                 --------
          Total current liabilities                                53,066
 Stockholders' deficit:
       Preferred stock                                                 --
       Common stock                                                 2,521
       Additional paid-in capital                                  51,039
       Deficit accumulated during the developmental stage         (93,307)
                                                                 --------
           Total stockholders' deficit                            (39,747)
                                                                 --------
          Total liabilities and stockholders' deficit            $ 13,319
                                                                 ========

See accompanying notes to the consolidated financial statements.

                          INTERNATIONAL SURFACING, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                CUMULATIVE FROM
                                                         YEAR ENDED             JANUARY 1, 2002
                                                        DECEMBER 31,          (INCEPTION) THROUGH
                                                            2002               DECEMBER 31, 2002
                                                      ------------------    ------------------------
Expenses:
     General and administrative                         $    78,119                    78,119
     Depreciation                                               188                       188
     Impairment loss                                         15,000                    15,000
                                                        -----------               -----------
     Net loss                                           $    93,307                    93,307
                                                        ===========               ===========
     Basic and fully diluted loss per common share      $        --
                                                        ===========
     Weighted average number of shares outstanding       25,000,000
                                                        ===========

See accompanying notes to the consolidated financial statements.

                          INTERNATIONAL SURFACING, INC.
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

                      For the year ended December 31, 2002

                                                  COMMON STOCK
                                                     ISSUED                ADDITIONAL    DEFICIT ACCUMULATED         TOTAL
                                        -------------------------------     PAID-IN          DURING THE          STOCKHOLDERS'
                                            SHARES           AMOUNT         CAPITAL      DEVELOPMENT STAGE         DEFICIT
                                        --------------   --------------  -------------   ------------------      -----------
Balances, December 31, 2001                    --        $     --              --                 --                   --
    Purchase of common stock                  1,200             760            --                 --                    760
    Exchange of shares with wholly
         owned subsidiary                24,998,800           1,740          (1,740)              --                   --
    Amount received for convertible
         debentures                         211,200              21          52,779               --                 52,800
Net loss                                       --              --              --              (93,307)             (93,307)
                                         ----------      ----------      ----------         ----------           ----------
Balances, December 31, 2002              25,211,200      $    2,521          51,039            (93,307)             (39,747)
                                         ==========      ==========      ==========         ==========           ==========

See accompanying notes to the consolidated financial statements.

                          INTERNATIONAL SURFACING, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                        CUMULATIVE FROM
                                                                   YEAR ENDED           JANUARY 1, 2002
                                                                  DECEMBER 31,        (INCEPTION) THROUGH
                                                                      2002             DECEMBER 31, 2002
                                                                ------------------    ---------------------
Cash flows from operating activities:
    Net loss                                                      $(93,307)                 (93,307)
    Adjustments to reconcile net loss to net cash
       used in provided by operating activities:
           Depreciation                                                188                      188
           Impairment loss                                          15,000                   15,000
           Changes in assets and liabilities:
              Deposits                                              (5,000)                  (5,000)
              Bank overdraft                                         3,102                    3,102
              Accrued expenses                                      49,964                   49,964
                                                                  --------                 --------
                   Net cash used in operating activities           (30,053)                 (30,053)
Cash flows from investing activities:
    Investment in subsidiary                                       (15,000)                 (15,000)
    Purchase of equipment                                           (8,507)                  (8,507)
                                                                  --------                 --------
                   Net cash used in investing activities           (23,507)                 (23,507)
Cash flows from financing activities:
    Issuance of common stock                                           760                      760
    Amount received from convertible notes                          52,800                   52,800
                                                                  --------                 --------
              Net cash provided by financing activities             53,560                   53,560
                                                                  --------                 --------
              Net increase in cash                                    --                       --
Cash at beginning of period                                           --                       --
                                                                  --------                 --------
Cash at end of period                                             $   --                       --
                                                                  ========                 ========

See accompanying notes to the consolidated financial statements.

                          INTERNATIONAL SURFACING, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2002


(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (A)    CORPORATE ORGANIZATION

              International   Surfacing,   Inc.  a  Delaware  corporation  ("the
              Company") was formed on January 9, 1998, but did not begin operation until 2002.

              The Company was founded to develop, manufacture, market and distribute rubber horseshoes and related products. The Company's initial market is the horse racing industry; however, the Company feels that the product can be used on any horse.

              In December 2002, the Company purchased all of the outstanding common stock of Harmonica Acquisition Corp. ("Harmonica") for $15,000. At the date of the acquisition Harmonica did not have any net assets or operations. In connection with the acquisition agreement, Harmonica and the Company entered into an agreement to exchange the shares of the Company common stock, which were increased to 25,000,000, for 25,000,000 shares of Harmonica. The share exchange was not completed until January 28, 2003; however, the exchange has been treated as a recapitalization and the 25,000,000 shares has been reflected as outstanding at December 31, 2002.

              The Company has 20,000,000 shares of preferred stock authorized with a par value of $.0001 and 100,000,000 shares of common stock authorized with a par value of $.0001. There are no shares of preferred stock issued.

       (B)    EQUIPMENT

              Equipment is recorded at cost, less accumulated depreciation. Depreciation expense is provided on a straight-line basis, using estimated useful lives of 3 years for equipment. The costs of improvements on leased property are capitalized as leasehold improvements and are amortized on a straight-line basis using an estimated useful life of 3 years which represents the applicable lease period, plus any renewal periods which are expected to be exercised. Routine maintenance and repairs are charged to expense as incurred. Major replacements and improvements are capitalized. When assets are sold or retired, the related cost and accumulated depreciation are removed from the accounts and gains or losses from dispositions are credited or charged to income.

                          INTERNATONAL SURFACING, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

       (C)    INCOME TAXES

              The Company follows the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that included the enactment date. Deferred tax assets resulting principally from operating losses have not been recognized.

       (D)    ESTIMATES

              The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent asset and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       (E)    FAIR VALUE OF FINANCIAL INSTRUMENTS

              Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments included accrued expenses, and other current liabilities. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature or they were payable on demand.

(2)    BASIS OF PRESENTATION AND GOING CONCERN

       At December 31, 2002, the Company has a stockholders' deficit of $39,747 and has significant capital needs, which to date has been met through private sales of its equity. The Company will continue to need substantial infusions of capital, which it expects to continue to fund primarily from private sales of its equity and loans, or by a public offering of its equity or debt securities.

                          INTERNATONAL SURFACING, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

(3)    RECENT ACCOUNTING PRONOUNCEMENTS

       In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business
       Combinations" ("FAS 141") and FAS 142, "Goodwill and Other Intangible Assets." FAS 141 requires all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting. FAS 141 also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill and those acquired intangible assets that are required to be included in goodwill.

       Effective January 1, 2002, the Company adopted FAS 142 (see Note 4).

       The FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations" in August 2001. FAS 143, which will become effective for the Company beginning in 2003, establishes accounting standards for the recognition and measurement of asset retirement obligations and their associated asset retirement costs. The Company does not expect the adoption of FAS 143 to have a material impact on its consolidated results of operations and financial position.

       The FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" in August 2001. FAS 144, which became effective for the Company beginning with the first quarter of fiscal 2002, establishes a single accounting model for long-lived assets to be disposed of by sales and also broadens the presentation of discontinued operations to include more disposal transactions. The adoption of FAS 144 had no impact on the consolidated results of operations and financial position.

       In April 2002, the FASB issued FAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." FAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect, and also eliminates an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Generally, FAS 145 is effective for transactions occurring after May 15, 2002. The adoption of FAS 145 had no impact on the consolidated results of operations and financial position.

       In June 2002, the FASB issued FAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. FAS 146 requires that the initial measurement of liability be at fair value. FAS 146 will become effective for the Company beginning in 2003 and the Company does not expect the adoption to have a material impact on its consolidated results of operations and financial position.

(4)    GOODWILL

       Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). The adoption of FAS 142 required an initial impairment assessment involving a comparison of the fair value of goodwill to current carrying value. In connection with the adoption of FAS 142 the Company recorded an impairment loss for the goodwill in connection with the acquisition of Harmonica.

(5)    EQUIPMENT

       Equipment consisted of the following at December 31, 2002:

          Office equipment                                     $ 1,475
          Leasehold improvements                                 7,032
                                                               -------
          Less accumulated depreciation                           (188)
                                                               -------
                                                               $ 8,319
                                                               =======

       For the year ended December 31, 2002, depreciation expense amounted to $188.

(6)    COMMITMENTS

       The Company leases its administrative facilities under operating leases. Future minimum rentals due under non-cancelable leases are as follows for the year ending December 31:

          2003                                              $  30,000
                                                            =========

(7)    SUBORDINATED DEBENTURES

       During 2002, the Company received proceeds of $52,800 relating to subordinated debenture agreements. The Company received the proceeds at the same time the purchasers elected to convert the debentures to common stock at four shares of common stock for every one of debentures. The accompanying balance sheet at December 31, 2002 reflects the common stock issuable pursuant to the debentures exercised even though the common stock was not issued until 2003.

(8)    LOSS PER SHARE

       In computing the loss per share the 25,000,000 shares issued in connection with the recapitalization are considered to be outstanding for the entire year ended December 31, 2002. Common shares issuable pursuant to subordinated debentures converted are considered to be issued as of January 1, 2003 for proceeds received with the shares not having been issued as of December 31, 2002.

(9)    SUBSEQUENT EVENTS

       In connection with a proposed filing on Form SB-2 the Company has entered into an agreement to issue 661,000 shares valued at an estimated fair value of $.25 per share for reduced salaries from November 1, 2002 through May 31, 2003 and for services rendered. The Company recorded compensation expense of $48,107 for the year ended December 31, 2002 relating to the agreements. The compensation expense recorded is included in accrued liabilities at December 31, 2002 in the accompanying consolidated financial statements.

       The proposed Form SB-2 filing also include options to be issued for 1,000,000 shares of common stock exercisable at $.25 per share. The term of the options is ten years.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has dully caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

International Surfacing, Inc.

Dated:  August 12, 2003

By:


/s/ Samuel Serritella
-----------------------------------
President, Chief Executive Officer


/s/ Andrew Abouyon
------------------------------------
Chief Financial Officer

In accordance with the Exchange Act, the report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date:  August 12, 2003            By: /s/ Samuel Serritella
                                      -----------------------------------
                                      Samuel Serritella, Director

Date:  August 12, 2003            By: /s/ Michael Luterzo
                                      -----------------------------------
                                      Michael Luterzo, Director

Date:  August 12, 2003            By: /s/ Russell Frantz
                                      -----------------------------------
                                      Russell Frantz, Director

Date:  August 12, 2003            By: / / Richard Ciarletta
                                      -----------------------------------
                                      Richard Ciarletta, Director

Date:  August 12, 2003            By: / / Thomas R. Miller
                                      -----------------------------------
                                      Thomas R. Miller, Director