Form 10QSB
period 2003-06-30
HARMONICA ACQUISITION CORP
filed 2003-09-18
CIK 1122112

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
                           For the quarterly period ended June 30, 2003
                                                          -------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                         For the transition period from __________ to _________

                         Commission file Number 0-31403
                                                -------


                          INTERNATIONAL SURFACING, INC.
                          -----------------------------
                 (Name of Small Business Issuer in its charter)

            DELAWARE                                     152-2257557
            --------                                     -----------
(State or other jurisdiction of incorporation  (IRS Employer Identification No.)
          or organization)

5 Erie Street, Garfield, New Jersey                           07026
-----------------------------------                          -------
 (Address of principal executive offices)                  (Zip code)

Issuer's telephone number: (973) 253-6131

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [] No[]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 33,000,000 Shares of Common Stock Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                          INTERNATIONAL SURFACING, INC.

                                  BALANCE SHEET
                                    30-Jun-03


              ASSETS

                          Current Assets
                                      Cash-PNC Bank                                          2,668.33
                                      Cash-Valley National                                     181.53
                                                   Total Current Assets                                    2,849.86

                          Fixed Assets
                                      Fixed Assets-Computer                                  2,341.72
                                      Fixed Assets-Leasehold Imp                            11,168.78
                                      Accum Depreciation-Computer                             (359.00)
                                      Accum Depreciation-Leaseh. Imp                        (1,016.00)
                                                   Total Fixed Assets                                     12,135.50

                          Other Assets
                                      Security deposits                                      5,000.00
                                                   Total Other Assets                                      5,000.00
                                                                                                           --------

                                                   TOTAL ASSETS                                           19,985.36
                                                                                                          ---------

              LIABILITIES

                          Current Liabilities
                                      Accrued Liabilities                                  117,114.75
                                                   Total Current Liabilities                             117,114.75

                                                   TOTAL LIABILITIES                                     117,114.75

              CAPITAL
                                      Capital Stock                                          2,550.00
                                      Add'l Paid in Capital                                232,645.00
                                      Accumulated Deficit                                 (332,324,39)
                                                   TOTAL CAPITAL                                         (97,129.39)
                                                                                                         -----------

                                                   TOTAL LIABILITIES & CAPITAL                            19,985.39
                                                                                                          ---------

                          INTERNATIONAL SURFACING, INC.
                                INCOME STATEMENT
                           PERIOD ENDING JUNE 30, 2003


EXPENSES
            Professional Fees                                11,141.00
            Labor                                            72,298.14
            Equipment Rental                                    643.63
            Freight                                           4,225.30
            Sundry                                              638.21
            Bank Charges                                        447.84
            Postage                                              42.40
            Rent                                             15,000.00
            Repairs                                           3,915.24
            Insurance                                         1,484.00
            Telephone                                         4,626.93
            Cable                                               953.09
            Transfer Agent fees                                 662.50
            Advertising                                         540.00
            Gifts                                               652.18
            Entertainment                                     3,598.90
            Supplies-Office                                   3,828.91
            Supplies-Other                                    8,857.43
            Tools                                             3,293.19
            Travel                                           13,729.28
            Printing                                            612.12
            Cleaning                                            150.00
            Uniforms                                            189.94
            Licenses & filing fees                            2,904.00
            Utilities                                         4,752.94
            Water                                               296.50
            Depreciation                                      1,126.00
            Automobile Expenses                               1,572.82
            Donations                                         1,085.00
                                                          ------------

Total Expenses                                              163,267.49

OPERATING INCOME (LOSS)                                    (163,267.49)

            OTHER INCOME                                          0.00
            OTHER EXPENSES                                   (5,760.00)
                                                          ------------
TOTAL OTHER INCOME                                           (5,760.00)

NET INCOME (LOSS)                                          (169,027.49)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATIONS

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

         After two years of research and development by ISI's founders, the Company has tested its StealthShoe(TM) Product in actual racing conditions, with favorable results. The Company is moving to increase its pool of research subjects to study the strength and wear characteristics of its Product. Through its ongoing research and development, ISI expects to continue to improve its Products and eventually move into commercial production. To date, the Company has given its Product to certain horse trainers in the New York City Metropolitan area in return for test data and reports from users. The test subjects have been trotters and pacers trained and raced in the New York City area. Currently, over twenty-eight horses are using the StealthShoe(TM) in training and racing conditions.

         The Company's Product consists of two layers of material, bonded in a proprietary way. The StealthShoe(TM) has an aluminum substrate and an outer face of tire-grade rubber. We believe that the rubber layer protects the horse's legs by cushioning the impact of each step.

         Over the next six months, ISI intends to complete research and testing and rollout its first commercial Product at racetracks in the eastern United States. ISI intends to continually update and refine its Products and services to increase customer satisfaction.

         LIQUIDITY AND CAPITAL RESOURCES

         On the date of this Report, ISI has cash resources of approximately $2,850, with currently due expenses of $117,115, including normal trade payables. These expenses include salaries, rent, and general operating expenses. Based on ISI's existing expenses, ISI will need to raise approximately $450,000 in new capital to fund six months of operations if ISI generated no revenues from operations.

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

NET LOSS

We have incurred net losses from operations since our inception. The loss for the period ending June 30, 2003 was approximately $(169,028). The net loss consists of working capital, general and administrative expenses and research expenses. We anticipate that these expenses will continue to increase in the second half of 2003 and beyond, as we engage more officers, directors and employees. To the extent that we are unable to secure additional external financing, and/or generate cash revenue from operations, our results and ability to continue as an ongoing concern may be materially adversely affected.

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



MATERIAL COMMITMENTS FOR CAPITAL EXPENDITURES

We have no material commitments budgeted for the remainder of 2003.

                            PART II-OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

         Not Applicable.

ITEM 2.  CHANGES IN SECURITIES.

         Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit
No

(3)      Articles of Incorporation and Bylaws

         3.1    Articles of Incorporation +
         3.2    Bylaws +


(10)     8K filings Incorporated Herein By Reference

         10.1   Name Change to International Surfacing, Inc. filed July 1, 2003
         10.2   Changes in Registrant's certifying accountant filed July 1, 2003
         10.3   Changes in Control of registrant filed July 1, 2003

(21)     Subsidiaries of the Registrant

         21.1   Subsidiaries of the Registrant +




--------
+ Filed with the Company's initial filing on Form SB-2 filed May 24, 2003. ++Filed herewith

                                   SIGNATURES



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has dully caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

International Surfacing, Inc.

Dated:  September 9, 2003

By:


/s/ Samuel Serritella
---------------------
President, Chief Executive Officer


/s/Andrew Abouyon
-----------------
Chief Financial Officer