Form 10QSB
period 2003-03-31
INTERNATIONAL SURFACING INC
filed 2003-12-11
CIK 1122112

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003
                                                 --------------

[ ]      TRANSITION  REPORT  UNDER  SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF
         1934

         For the transition period from __________ to _________

                         Commission file Number 0-31403
                   ------------------------------------------


                          INTERNATIONAL SURFACING, INC.
                          -----------------------------
                 (Name of Small Business Issuer in its charter)

            DELAWARE                                      152-2257557
(State or other jurisdiction of incorporation (IRS Employer Identification No.)
               or organization)

5 Erie Street, Garfield, New Jersey                       07026
-----------------------------------                      -------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 25,500,000 Shares of Common Stock

Transitional Small Business Disclosure Format (Check One): Yes [  ] No [X]

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                          INTERNATIONAL SURFACING, INC.
                                  BALANCE SHEET
                                    31-Mar-03

                                      ASSETS

  Current Assets
              Cash                                                    2,668.33

                           Total Current Assets                                      2,668.33

  Fixed Assets
              Fixed Assets-Computer                                   1,475.00
              Fixed Assets-Leasehold Imp                              7,031.00
              Accum Depreciation-Computer                              (164.00)
              Accum Depreciation-Leaseh. Imp                           (585.00)
                           Total Fixed Assets                                        7,757.00

  Other Assets
              Security deposits                                       5,000.00
                           Total Other Assets                                       5,000.00
                                                                                    --------

                           TOTAL ASSETS                                            15,425.33
                                                                                   ---------

                                      LIABILITIES

  Current Liabilities
              Accrued Liabilities                                   119,393.00
                           Total Current Liabilities                               119,393.00

                           TOTAL LIABILITIES                                       119,393.00

                                        CAPITAL
              Capital Stock                                           2,550.00
              Add'l Paid in Capital                                 123,420.00
              Accumulated Deficit                                  (230,045.00)
                                                                   ------------
                           TOTAL CAPITAL                                          (104,075.00)
                                                                                  ------------

                           TOTAL LIABILITIES & CAPITAL                             15,318.00
                                                                                   ---------


                          INTERNATIONAL SURFACING, INC.
                          (A Development Stage Company)

                       Consolidatd Statement of Operations
                        Three Months Ended March 31, 2003


                                                        3 months ended
                                                        March 31, 2003
Expenses:
              General and administrative                      $131,274
              Depreciation                                         236
              Other expenses                                     5,228
                                                                 -----

              Net loss                                        $136,738

              Basic and fully diluted loss
              per common share                                  $0.001

              Average weighted number of
              shares outstanding                            25,500,996

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

         Liquidity and Capital Resources

         On the date of this Report, ISI has cash resources of approximately $2,560, with currently due expenses of $119,393, including normal trade payables. These expenses include salaries, rent, and general operating expenses. Based on ISI's existing expenses, ISI will need to raise approximately $650,000 in new capital to fund six months of operations if ISI generated no revenues from operations.

         In the next nine months, however, ISI plans to expand its operations greatly. ISI may need to hire additional administrative and customer service personnel as part of this expansion. To the extent ISI receives net proceeds from the exercise of Options and the sales of its debt or equity securities, this will increase the Company's working capital.

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

NET LOSS

We have incurred net losses from operations since our inception. The loss for the three month period ending March 31, 2003 was approximately $(131,510). The net loss consists of working capital, general and administrative expenses and research expenses. We anticipate that these expenses will continue to increase in the remainder of 2003 and beyond, as we engage more officers, directors and employees. To the extent that we are unable to secure additional external financing, and/or generate cash revenue from operations, our results and ability to continue as an ongoing concern may be materially adversely affected.

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

Exhibit
No
--

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

Dated:  May 9, 2003

By:


/s/ Samuel Serritella
---------------------
President, Chief Executive Officer


/s/Andrew Abouyon
-----------------
Chief Financial Officer