Form 10QSB
period 2003-09-30
INTERNATIONAL SURFACING INC
filed 2003-12-31
CIK 1122112

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
           For the quarterly period ended September 30, 2003_________

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from __________ to _________

                         Commission file Number 0-31403
                                                -------


                          INTERNATIONAL SURFACING, INC.
                          -----------------------------
                 (Name of Small Business Issuer in its charter)

             DELAWARE                                      152-2257557
             --------                                      -----------
(State or other jurisdiction of incorporation (IRS Employer Identification No.)
              or organization)

   5 Erie Street, Garfield, New Jersey                        07026
   -----------------------------------                        -----
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 33,000,000 Shares of Common Stock
                                           ---------------------------------

Transitional Small Business Disclosure Format (Check One): Yes [  ] No [X]

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                          INTERNATIONAL SURFACING, INC.
                                  BALANCE SHEET
                                   (Unaudited)
                               September 30, 2003

ASSETS

            Current Assets
                        Cash                                                              4,436.82

                                    Total Current Assets                                                  4,436.82

            Fixed Assets
                        Fixed Assets-Computer                                             4,256.72
                        Fixed Assets-Leasehold Imp                                       12,288.78
                        Accum Depreciation-Computer                                        (554.00)
                        Accum Depreciation-Leaseh. Imp                                   (2,040.00)
                                    Total Fixed Assets                                                   13,951.50

            Other Assets
                        Security deposits                                                 5,000.00
                        Loans & Exchanges                                               (15,354.83)
                                    Total Other Assets                                                  (10,354.83)
                                                                                                        -----------

                                    TOTAL ASSETS                                                         8,033.49
                                                                                                         --------

LIABILITIES

            Current Liabilities
                        Accrued Liabilities                                             118,703.75
                                    Total Current Liabilities                                           118,703.75

                                    TOTAL LIABILITIES                                                   118,703.75

CAPITAL
                        Capital Stock                                                     2,550.00
                        Add'l Paid in Capital                                           317,097.00
                        Accumulated Deficit                                            (430,317.26)
                                                                                       ------------
                                    TOTAL CAPITAL                                                      (110,670.26)
                                                                                                       -----------

                                    TOTAL LIABILITIES & CAPITAL                                          8,033.49
                                                                                                         --------

                          INTERNATIONAL SURFACING, INC.
                          (A Development Stage Company)

                       Consolidatd Statement of Operations
              Three Months and Nine Months Ended September 30, 2003
                                   (Unaudited)

                                                              3 months ended                   9 months ended
                                                              September 30, 2003            September 30, 2003
       Expenses:
                   General and administrative                           $166,031                      $258,915
                   Stock Compensation Expense                                 $0                      $117,143
                   Depreciation                                            1,219                         2,345
                   Other expenses                                            296                         5,760
                                                              ------------------            ------------------

                   Net loss                                             $167,546                      $384,163

                   Basic and fully diluted loss
                   per common share                                       $0.001                        $0.001

                   Average weighted number of
                   shares outstanding                                 25,500,996                    25,500,996


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

         After two years of research and development by ISI's founders, the Company has tested its StealthShoe(TM) Product in actual racing conditions, with favorable results. The Company is moving to increase its pool of research subjects to study the strength and wear characteristics of its Product. Through its ongoing research and development, ISI expects to continue to improve its Products and eventually move into commercial production in the first or second quarter of 2004. To date, the Company has given its Product to certain horse trainers in the New York City Metropolitan area in return for test data and reports from users. The test subjects have been trotters and pacers trained and raced in the New York City area. Currently, over twenty-eight horses are using the StealthShoe(TM) in training and racing conditions.

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

         Liquidity and Capital Resources

         On the date of this Report, ISI has cash resources of approximately $4,437, with currently due expenses of $118,704, including normal trade payables. These expenses include salaries, rent, and general operating expenses. Based on ISI's existing expenses, ISI will need to raise approximately $450,000 in new capital to fund six months of operations if ISI generated no revenues from operations.

         In the next three to six months, however, ISI plans to expand its operations greatly. ISI believes that we will begin marketing our Products in the first quarter of 2004, with revenues expected to begin in the second quarter of 2004. ISI may need to hire additional administrative and customer service personnel as part of this expansion. To the extent ISI receives net proceeds from the exercise of Options and the sales of its debt or equity securities, this will increase the Company's working capital.

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

NET LOSS

We have incurred net losses from operations since our inception. The loss for the nine months ending September 30, 2003 was approximately $(267,020). The net loss consists of working capital, general and administrative expenses, labor and research expenses. We anticipate that these expenses will continue to increase in the final quarter of 2003 and beyond, as we engage more employees. To the extent that we are unable to secure additional external financing, and/or generate cash revenue from operations, our results and ability to continue as an ongoing concern may be materially adversely affected.

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

We have no material commitments budgeted for the remainder of 2003 or 2004.

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

Dated:  December 18, 2003

By:

/s/ Samuel Serritella
---------------------
President, Chief Executive Officer


/s/Andrew Abouyon
-----------------
Chief Financial Officer