Form 10KSB
period 2003-12-31
INTERNATIONAL SURFACING INC
filed 2004-04-14
CIK 1122112

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

      FOR ANNUAL AND TRANSITIONAL REPORTS UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                   (MARK ONE)

   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                 OF 1934 FOR FISCAL YEAR ENDED DECEMBER 31, 2003

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR SECTION 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _____________ TO ______________

                        COMMISSION FILE NUMBER: 000-31403

                          INTERNATIONAL SURFACING, INC.
      ---------------------------------------------------------------------
      (Exact Name of Small Business Registrant as Specified in its Charter)

          DELAWARE                                      52-2257557
--------------------------------           -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

                        5 Erie Street, Garfield, NJ 07026
      ---------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (973) 253-6131
 ------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

         On December 31, 2003 the Registrant had outstanding 26, 770, 280 shares of Common Stock, $0.001 par value.

         The Registrant's revenues for the year ended December 31, 2003 were $0.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                   SEE ITEM 13

                                TABLE OF CONTENTS
                            FORM 10-KSB ANNUAL REPORT
                       FISCAL YEAR ENDED DECEMBER 31, 2003

                          INTERNATIONAL SURFACING, INC.

    ITEM
                                                                           PAGE
    PART I

1.  Description of Business                                                  3
2.  Description of Properties                                                4
3.  Legal Proceedings                                                        4
4.  Submission of Matters to a Vote of Security Holders                      4

    PART II

5.  Market for Common Equity and Related Stockholder Matters                 5
6.  Management's Discussion and Analysis                                     5
7.  Financial Statements                                                     9
8.  Changes in and Disagreements with Accountants on Accounting and
    Financial Disclosures                                                    9

    PART III

9.  Directors, Executive Officers, Promoters and Control Persons            10
10. Executive Compensation                                                  12
11. Security Ownership of Certain Beneficial Owners and Management          13
12. Certain Relationships and Related Transactions                          14
13. Exhibits and Reports on Form 8-K                                        14
14. Controls and Procedures                                                 15
15. Financial Statements with Footnotes                                     16

    Signatures                                                              26

Exhibits

31.1 Certifications
32.1 Certifications

                          INTERNATIONAL SURFACING, INC.

                                     PART 1

ITEM 1. - DESCRIPTION OF BUSINESS

GENERAL

         International Surfacing, Inc. (referred to herein as "ISI" or "The Company") was founded to develop, manufacture, market and distribute unique rubber horseshoes and related services. We recognized an opportunity to develop a product that will take less of a toll on the legs of horses as compared to conventional iron or aluminum shoes. The Company's initial target markets are the horseracing and equestrian industries. Management believes that the product can be utilized throughout the equine world. After the StealthShoe(TM) becomes established in the horseracing industry, the Company intends to broaden its market to include shoes for horses used in an urban setting, such as police horses and carriage horses, shoes for therapeutic purposes for lame horses and shoes for the general horse owner market.

         After three years of research and development by its founder, Samuel M. Serritella, the Company has tested the Product in actual racing conditions, with favorable results. The Company is moving to increase its pool of research subjects to study the strength and wear characteristics of the Product. Through its ongoing research and development, ISI expects to continue to improve the Products and eventually move into commercial production. To date, the Company has given the prototypes of the StealthShoe(TM) to certain horse trainers in the New York City Metropolitan area in return for test data and reports from users. The test subjects have been trotters and pacers trained and raced in the New York City area. Currently, fifty horses are using the StealthShoe(TM) in racing and training conditions.

         The Company's new horseshoe consists of two layers of material, bonded together by utilizing a proprietary bonding process. The shoe has an aluminum substrate and an outer face of tire-grade rubber. The Company believes that the rubber layer protects the horse's legs by cushioning the impact of each step.

         Over the next twelve months, ISI intends to complete research and testing and rollout its first commercial Product at racetracks and training stables in the eastern United States. ISI intends to continually update and refine its Product and services to increase customer satisfaction. Although ISI intends to continually update and refine its Product and services to increase customer satisfaction, ISI does not need additional research and development to sell its existing Product. See, "Plan of Operations."

         There are two distinct markets for ISI's Product. The first consists of owners and trainers of professional racehorses, which is the market on which the Company is now focused. In the near future, the Company intends to market its Product to general horse owners and veterinarians as a therapeutic shoe for lamehorses. After the StealthShoe(TM) becomes established in the horseracing industry, the Company intends to broaden its market to include shoes for horses used in an urban setting, such as police horses and carriage horses, shoes for therapeutic purposes for lame horses and shoes for the general horse owner market.

         ISI has four (4) full time employees.

                          INTERNATIONAL SURFACING, INC.

                                     PART 1

ITEM 2.  DESCRIPTION OF PROPERTIES

         ISI occupies 3,100 square feet at 5 Erie Street, Garfield, NJ 07026, on a month to month basis which is used as its executive offices and as a prototype manufacturing plant. The annual rental cost for 2003 was $30,000.

ITEM 3.  LEGAL PROCEEDINGS

         As of the date hereof, the Company is not a party to any legal proceedings, and none are known to be contemplated against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fiscal year ended December 31, 2003.

                          INTERNATIONAL SURFACING, INC.

                                     PART II


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

         The Company has never declared or paid cash dividends on its Common Stock. The Company currently intends to retain cash earnings, if any, to support expansion, and does not anticipate paying any cash dividends for the foreseeable future. Should the Company ever produce sufficient earnings from operations, its Board of Directors, after taking into account its earnings, capital requirements, financial condition and other factors, has the discretion to declare and distribute cash dividends to its stockholders.

ITEM 6.  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

                          INTERNATIONAL SURFACING, INC.

                                     PART II

ITEM 6.  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
            (CONTINUED)

CRITICAL ACCOUNTING POLICIES (CONTINUED)

         We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective, and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

EQUIPMENT

         Equipment is recorded at cost, less accumulated depreciation. Depreciation expense is provided on a straight-line basis, using estimated useful lives of 3 years for equipment. The costs of improvements on leased property are capitalized as leasehold Improvements and are amortized on a straight-line basis using an estimated useful life of 3 years, which represents the applicable lease period, plus any renewal periods, which are expected to be exercised. Routine maintenance and repairs are charged to expense as incurred. Major replacements and improvements are capitalized. When assets are sold or retired, the related cost and accumulated depreciation are removed from the accounts and gains or losses from dispositions are credited or charged to income.

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

                          INTERNATIONAL SURFACING, INC.

                                     PART II

ITEM 6.  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
            (CONTINUED)

CRITICAL ACCOUNTING POLICIES (CONTINUED)

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

PLAN OF OPERATIONS

OVERVIEW

         ISI was founded to develop, manufacture, market and distribute unique rubber horseshoes and related services. The Company recognized an opportunity to develop a product that will take less of a toll on the legs of horses as compared to conventional iron or aluminum shoes. The Company's initial target markets are the horseracing and equestrian industries. Management believes that the Product can be utilized throughout the equine world. After the StealthShoe(TM) becomes established in the horseracing industry, the Company intends to broaden its market to include shoes for horses used in an urban setting, such as police horses and carriage horses, shoes for therapeutic purposes for lame horses and shoes for the general horse owner market.

         After two years of research and development by ISI's founders, the Company has tested its StealthShoe(TM) Product in actual racing conditions, with favorable results. The Company is moving to increase its pool of research subjects to study the strength and wear characteristics of its Product. Through its ongoing research and development, ISI expects to continue to improve its Products and eventually move into commercial production. To date, the Company has given its Product to certain horse trainers in the New York City Metropolitan area in return for test data and reports from users. The test subjects have been trotters and pacers trained and raced in the New York City area. Currently, fifty horses are using the StealthShoe(TM) in training and racing conditions.

         The Company's Product consists of two layers of material, bonded in a Proprietary way. The StealthShoe(TM) has an aluminum substrate and an outer face of tire-grade rubber. The Company believes that the rubber layer protects the horse's legs by cushioning the impact of each step.

         Over the next twelve months, ISI intends to complete research and testing and rollout its first commercial Product at racetracks in the eastern United States. ISI intends to continually update and refine its Products and Services to increase customer satisfaction.

                          INTERNATIONAL SURFACING, INC.

                                     PART II

ITEM 6.  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
            (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2003, ISI had cash resources of approximately $2,711, with currently due expenses of $218,469, including normal trade payables. Of these expenses, approximately $165,250 consists of accrued but unpaid salaries that will be converted to shares of Common Stock upon any subsequent registration of an offering to sell its shares. Based on the Company's existing expenses, it will need to raise approximately $450,000 in new capital to fund six months of operations if ISI generated no revenues from operations.

The Company anticipates that its operating requirements for the forthcoming six months to be as follows:

     $150,000 to fund start-up costs of production and facility operating costs. $150,000 to purchase 30 forging dies at a cost of $5,000 each to enable the Company to produce a variety of horseshoe sizes.
     $150,000 to purchase a gluing system to dispense glue in a uniform and consistent pattern.

         Unless the Company is able to attract capital through the sale of shares of its stock by means of a public offering, it will be unable to meet foregoing costs. Assuming the Company is successful in the sale of its stock, it intends to make a considerable expansion of its operations ISI will need to hire additional administrative and customer service personnel as part of this expansion.

         The Company has significant capital needs, which to date it has met through private sales of its debt securities and promissory notes. It will continue to need substantial infusions of capital, which it expects to continue to fund primarily from a public offering of its equity or debt securities.

INCOME TAXES

         There is no current or deferred tax expense for the period from January 1, 2003 to December 31, 2003 due to net losses from operations by the Company.

NET LOSS

         The Company has incurred net losses in the aggregate of $548,672 since its inception. The net loss for the year ended December 31, 2002 was $78,307. The net loss for the year ended December 31, 2003 was $470,365. The net loss consists of general and administrative expenses and research and development expenses. It is anticipated that these expenses will increase in 2004, as the Company hires additional personnel. To the extent that the Company is unable to secure additional external financing, and/or generate cash revenue from operations, the results and the ability of the Company to continue as an ongoing concern may be materially adversely affected.

                          INTERNATIONAL SURFACING, INC.

                                     PART II

ITEM 6.  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
            (CONTINUED)

CAPITAL EXPENDITURES

The Company requires funding primarily for computer hardware and software, research and development, prototypes, furniture, fixtures and equipment and general working capital needs. Substantially all of the Company's capital expenditures have been paid for by our principal stockholders or the sale of convertible debt securities.

MATERIAL COMMITMENTS FOR CAPITAL EXPENDITURES

The Company had no material commitments budgeted for 2004.

ITEM 7.  FINANCIAL STATEMENTS

The Company is filing the following reports, financial statements and notes to financial statements with this Annual Report. These reports may be found following Part III of this Annual Report.

Audited Financial Statements for the Year Ending December 31, 2003 and December 31, 2002, with related reports of auditors and accompanying notes to financial statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLCOSURES

The Company's former accountants Tedder, James, Worden & Associates, P.A. ("Tedder") resigned on March 22, 2004. Tedder's report on the financial statements for 2002 and the interim reporting for 2003 did not contain an adverse opinion or disclaimer of opinion, or was modified as to uncertainty, audit, scope, or accounting principles. The decision to change accountants was approved by the audit committee. There were no disagreements with Tedder or any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The reports issued by Tedder did raise certain doubts regarding the Company's ability to continue as a going concern.

See letter annexed hereto as Exhibit 8(a).

                          INTERNATIONAL SURFACING, INC.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The directors and executive officers of ISI are as follows:

                             Director or
             Name      Age   Officer Since          Position(s)
             ----      ---   --------------       -----------
Samuel M. Serritella   59        2002        President, Chief Executive Officer,
                                             Chief Financial Officer
                                             Chairman of the Board
Gary Kouletas          28        2002        Vice President
Louis Paulucci         40        2002        Vice President
Michael Luterzo        44        2002        Director, member of the
                                             Compensation Committee and the
                                             Audit Committee
Russell Frantz         62        2002        Director, member of the
                                             Compensation Committee
Richard Ciarletta      39        2002        Director, member of the
                                             Audit Committee
Thomas R. Miller       66        2002        Director
Andrew Aboyoun         40        2002        Resigned as a Director and
                                             Secretary of the Company
                                             effective June 24, 2004

         The above listed directors will serve until the next annual meeting of the stockholders or until their death, resignation, retirement, removal, or disqualification, and until their successors have been duly elected and qualified. Our executive officers serve at the discretion of the Board of Directors. Vacancies in the existing Board of Directors are filled by majority vote of the remaining Directors. Officers of ISI serve at the will of the Board of Directors. There are no agreements or understandings for any officer or director to resign at the request of another person and no officer or director is acting on behalf of or will act at the direction of any other person. There is no family relationship between any executive officer and director of ISI.

BOARD COMMITTEES

         The Board of Directors has established a Compensation Committee consisting of Messrs Frantz and Luterzo and an Audit committee whose members are Messrs. Serritella, Luterzo and Ciarletta.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No members of the Compensation Committee serve on any other boards with any of the Company's officers or directors.

                          INTERNATIONAL SURFACING, INC.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT. (Continued)

DIRECTOR COMPENSATION

The Company's directors do not receive any cash or other compensation for their service as members of the Board of Directors, although they are reimbursed for travel and lodging expenses in connection with attendance at Board meetings. Members of the Compensation Committee will be automatically granted options to purchase 25,000 shares of Company Common Stock each year at the first Board of Directors meeting each calendar year they serve on the Compensation Committee under the Company's 2003 Non-Employee Director Stock Option Plan. These options have a ten-year term and are exercisable at an exercise price of 100% of the fair market value on the date of grant.

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

                          INTERNATIONAL SURFACING, INC.

                                    PART III

ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth the compensation received for services rendered by the Company's officers during the fiscal year ended December 31, 2003.

SUMMARY COMPENSATION TABLE


                                    Annual
                                 Compensation
                                   Salary($)
                                   Bonus($)       Other Annual        All Other
 Name and Position      Year     Compensation     Compensation         Awards
---------------------  -------  ---------------  ---------------   ------------

Samuel M. Serritella     2003        $74,094          $0                 $0
President & CEO

Gary Kouletas            2003        $36,200          $0                 $0
Vice President

Louis Paulucci           2003        $35,900          $0                 $0
Vice President


         ISI did not pay to officer any compensation intended to serve as incentive for performance to occur over a period longer than one year pursuant to a long-term incentive plan in the year ended December 31, 2003

         ISI does not have any defined benefit or actuarial plan with respect to our Chief Executive Officer or any executive officer under which benefits are determined primarily by final compensation and years of service.

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

                          INTERNATIONAL SURFACING, INC.

                                    PART III

ITEM 10.  EXECUTIVE COMPENSATION (CONTINUED)

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

COMPENSATION OF DIRECTORS

         The Company does not pay cash compensation to directors. During 2003, independent directors were not compensated; however, officers that were also directors were compensated as described in the Summary Compensation Table.

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


  Name and Address of        Nature of Beneficial       Number of
  Beneficial Owner (1)          Ownership                 Shares       Percent
--------------------------  ------------------------  --------------------------

Samuel M. Serritella               Personal              11,926,000     45.1%
Gary Kouletas                      Personal                 500,000      1.9%
Louis Paulucci                     Personal               1,480,000      5.6%
Michael Luterzo                    Personal                  50,000      0.2%
Russell Frantz                     Personal                 250,000      1.0%
Richard Ciarletta                  Personal                 250,000      1.0%

All officers and directors As a group (6 persons)        14,456,000     54.8%

                          INTERNATIONAL SURFACING, INC.

                                    PART III

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTINS

None

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

List of Exhibits attached or incorporated by reference pursuant to Item 601 of Regulation S-B.

         Where so indicated by footnote, exhibits, which were previously filed, are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

INDEX TO EXHIBITS

Exhibit
Number            Description
-------           -----------
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

4.                Instruments Defining the Rights of Security Holders

4.1 See Exhibit 3.1 "Articles of Incorporation" (Incorporated by reference from exhibit 2.1 to Form SB-2 filed on May 24, 2003)

5.                Voting Trust Agreement
                  None


10.               8K Filings Incorporated Herein by Reference.

10.1              Name change to "International Surfacing, Inc." filed July 10,
                  2003.

10.2              Changes in Control of Registrant incorporated by reference to
                  Exhibit 10.2 on Form 8-K filed July 10, 2003.

31.1              Certification of Chief Executive Officer and Chief Financial
                  Officer

32.1              Certification of Chief Executive Officer and Chief Financial
                  Officer

                          INTERNATIONAL SURFACING, INC.

                                    PART III


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

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                December 31, 2003

                                Table of Contents

                                                                           Page
                                                                          Number
                                                                          ------
Independent Auditors' Report for the Year Ended December 31, 2003           17

Independent Auditors' Report for the Year Ended December 31, 2002           18

Financial Statements:

      Balance Sheet                                                         19

      Statement of Operations                                               20

      Statement of Stockholders' Deficit                                    21

      Statement of Cash Flows                                               22


Notes to Financial Statements                                               23

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To The Board of Directors
International Surfacing, Inc.:

We have audited the accompanying balance sheet of International Surfacing, Inc. (A Developmental Stage Company), (the "Company") as of December 31, 2003, and the related statements of operations, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Surfacing, Inc. and subsidiary as of December 31, 2003, and the results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that International Surfacing, Inc. will continue as a going concern. As discussed in
Note 2 to the financial statements, the Company's cumulative losses during the development period, and the need to obtain substantial additional funding to complete its development raises substantial doubt about their ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The financial statements for the year ended December 31, 2002 were audited by another independent auditor whose report dated April 14, 2003, expressed an unqualified opinion on those statements, except as to Note 1A which was as of April 7, 2004. Additionally, the report raised certain doubts regarding the Company's ability to continue as a going concern.



                                                     Jerome Rosenberg, CPA, P.C
                                                            April 8, 2004

                          Independent Auditor's Report
                          ----------------------------


To the Board of Directors
     International Surfacing, Inc.:


We have audited the accompanying balance sheet of International Surfacing, Inc. (a development stage company) (the "Company") as of December 31, 2002, and the related statements of operations, stockholders' deficit, and cash flows for the year then ended and the cumulative development stage from January 1, 2002 to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Surfacing, Inc. as of December 31, 2002, and the results of its operations and cash flows for the year then ended and the cumulative development stage from January 1, 2002 to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that International Surfacing, Inc. will continue as a going concern. As discussed in
Note 2 to the financial statements, the Company's cumulative losses during the development period, and the need to obtain substantial additional funding to complete its development raises substantial doubt about their ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ TEDDER, JAMES, WORDEN & ASSOCIATES, P.A.

Orlando, Florida
April 14, 2003, except as to Note 1A, which is as of April 7, 2004

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                                 BALANCE SHEETS

                        As of December 31, 2003 and 2002



                                                                    Restated
                                                                  See Note 1a

                                      ASSETS           2003           2002
                                                     --------       --------
Current Assets:
Cash                                                 $  2,711       $   --
Loans receivable                                        2,500           --
                                                     --------       --------
        Total current assets                            5,211           --

Equipment less accumulated depreciation
  of $4,125 at December 31, 2003 and
  $188 at December 31, 2002                            12,733          8,319
Security deposits                                       5,000          5,000
                                                     --------       --------
           Total assets                              $ 22,944       $ 13,319
                                                     ========       ========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
      Accounts payable                               $ 29,114       $   --
      Bank overdraft                                     --            3,102
      Accrued expenses                                165,250         49,964
      Due to officer                                   24,105           --
                                                     --------       --------
          Total current liabilities                   218,469         53,066
                                                     --------       --------
 Stockholders' deficit:
      Preferred stock, par value $.0001,
        per share; authorized 20,000,000
        shares, none issued and outstanding

      Common stock, par value $.0001, per share;
        100,000,000 shares authorized, 26,424,080
        shares  issued and  outstanding  at
        December  31,  2003 and 25,211,200 shares
        issued and outstanding at December 31, 2002     2,642          2,521
Additional paid in capital                            350,505         36,039
Deficit accumulated during the developmental stage   (548,672)       (78,307)
                                                     --------       --------
    Total stockholders' deficit                      (195,525)       (39,747)
                                                     --------       --------
   Total liabilities and stockholders' deficit       $ 22,944       $ 13,319
                                                     ========       ========


               See accompanying notes to the financial statements

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                             STATEMENT OF OPERATIONS

                 For the Years Ended December 31, 2003 and 2002

                                                                                 Restated
                                                                                 Note 1a
                                                           Year ended           Year ended            Cumulative
                                                          December 31,          December 31,          Development
                                                              2003                  2002                 Stage
                                                          ------------          ------------          ------------
Expenses:
General and administrative                                $    466,240          $     78,119          $    544,359
Depreciation                                                     4,125                   188                 4,313
                                                          ------------          ------------          ------------

Total expenses                                                 470,365                78,307               548,672
                                                          ------------          ------------          ------------

Net loss                                                  $   (470,365)         $    (78,307)         $   (548,672)
                                                          ============          ============          ============

Basic and fully diluted loss per common share             $      (.018)         $      (.003)
                                                          ============          ============

Weighted average number of shares outstanding               25,660,860            25,211,200
                                                          ============          ============

               See accompanying notes to the financial statements

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                       STATEMENT OF STOCKHOLDERS' DEFICIT

                 For the Years Ended December 31, 2003 and 2002

                                                                                     Additional                     Total
                                                              Common Stock            Paid-in     Accumulated    Stockholders'
                                                           Shares        Amount       Capital        Deficit        Equity
                                                         ----------    ----------    ----------     ----------     ----------
Balances at January 1, 2002                                    --      $     --      $     --       $     --       $     --

Sale of common stock                                          1,200           760          --             --              760

Exchange of shares with wholly owned subsidiary          24,998,800         1,740       (16,740)          --          (16,740)

Amount received for convertible debentures                  211,200            21        52,779           --           52,800

Net loss for the year ended December 31, 2002                  --            --            --          (78,307)       (78,307)
                                                         ----------    ----------    ----------     ----------     ----------

Balances at December 31, 2002                            25,211,200         2,521        36,039        (78,307)       (39,747)
                                                         ----------    ----------    ----------     ----------     ----------

Sale of common stock                                      1,212,880           121       314,466           --          314,587

Net loss for the year ended December 31, 2003                  --            --            --         (470,365)      (470,365)
                                                         ----------    ----------    ----------     ----------     ----------
Balances at December 31, 2003                            26,424,080    $    2,642    $  350,505     $ (548,672)    $ (195,525)
                                                         ==========    ==========    ==========     ==========     ==========

See Note 1a for restatement of additional paid-in capital and net loss for the year ended December 31, 2002.


              See accompanying notes to the financial statements

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                             STATEMENT OF CASH FLOWS

                 For the Years Ended December 31, 2003 and 2002

                                                                              Restated
                                                                               Note 1a

                                                              Year ended      Year ended        Cumulative
                                                              December 31,    December 31,      Development
                                                                  2003            2002             Stage
                                                               ---------        ---------        ---------
Cash flows from operating activities:
Net loss                                                       $(470,365)       $ (78,307)       $(548,672)
Adjustments to reconcile net loss to net
    cash used in by operating activities:
        Depreciation                                               4,125              188            4,313

Changes in assets and liabilities:
        (Increase) in loans receivable                            (2,500)            --             (2,500)
        Security deposits                                           --             (5,000)          (5,000)
        (Decrease) in bank overdraft                              (3,102)           3,102             --
        Increase in accounts payable                              29,114             --             29,114
        Increase in accrued expenses                             115,286           49,964          165,250
        Increase in due to officer                                24,105             --             24,105
                                                               ---------        ---------        ---------

Net cash used in operating activities                           (303,337)         (30,053)        (333,390)
Cash flows from investing activities:
        Payment made in connection with recapitalization            --            (15,000)         (15,000)
        Purchase of equipment                                     (8,539)          (8,507)         (17,046)
                                                               ---------        ---------        ---------

Net cash used in investing activities                             (8,539)         (23,507)         (32,046)

Cash flows from financing activities:
        Issuance of common stock                                     121              760              881
        Paid in capital                                          314,466             --            314,466
        Amount received from convertible notes                      --             52,800           52,800
                                                               ---------        ---------        ---------

Net cash provided by financing activities                        314,587           53,560          368,147
                                                               ---------        ---------        ---------

Net increase in cash                                               2,711             --              2,711
Cash at beginning of period                                         --               --               --
                                                               ---------        ---------        ---------
Cash at end of period                                          $   2,711        $    --          $   2,711
                                                               =========        =========        =========


               See accompanying notes to the financial statements

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                           NOTES FINANCIAL STATEMENTS

                 For the Years Ended December 31, 2003 and 2002

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (A)    CORPORATE ORGANIZATION

         Harmonica Acquisition Corporation. a Delaware corporation ("the Company") was formed on January 9, 1998, but did not conduct any operating activities nor generate any revenues and was dormant until January 2002.

         The Company was founded to develop, manufacture, market and distribute rubber horseshoes and related products. The Company's initial target markets are the horse racing and equestrian industries. Management believes that the product can be utilized throughout the equine world.

         In December 2002, International Surfacing Inc. purchased all of the outstanding common stock of the Company for $15,000 in a transaction deemed to be a recapitalization. As a part of the overall transaction, International Surfacing Inc., exchanged its common shares of the Company for its own common shares through an exchange agreement with its shareholder, and the Company subsequently changed its name to International Surfacing Inc. The Company previously accounted for the loss on the acquisition as an impairment loss. The accompanying financial statements have been restated to treat the loss on the acquisition as a reduction of paid-in capital; and the acquisition as a recapitalization.

         The Company has 20,000,000 shares of preferred stock authorized with a par value of $.0001 and 100,000,000 shares of common stock authorized with a par value of $.0001. There are no shares of preferred stock that have been issued.

    (B) EQUIPMENT

         Equipment is recorded at cost, less accumulated depreciation. Depreciation expense is provided on a straight-line basis, using estimated useful lives of 3 years for equipment. The costs of improvements on leased property are capitalized as leasehold Improvements and are amortized on a straight-line basis using an estimated useful life of 3 years, which represents the applicable lease period, plus any renewal periods, which are expected to be exercised. Routine maintenance and repairs are charged to expense as incurred. Major replacements and improvements are capitalized. When assets are sold or retired, the related cost and accumulated depreciation are removed from the accounts and gains or losses from dispositions are credited or charged to income.

                          INTERNATONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                 For the Years Ended December 31, 2003 and 2002

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

(2) BASIS OF PRESENTATION AND GOING CONCERN

         At December 31, 2003, the Company has a stockholders' deficit of $195,525 and has significant capital needs, which to date has been met through private sales of its equity. The Company will continue to need substantial infusions of capital, which it expects to continue to fund primarily from private sales of its equity and loans, or by a public offering of its equity or debt securities.

                          INTERNATONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                 For the Years Ended December 31, 2003 and 2002

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

         Effective January 1, 2002, the Company adopted FAS 142 (see Note 4).

         The FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations" in August 2001. FAS 143, which will become effective for the Company beginning in 2002, establishes accounting standards for the recognition and measurement of asset retirement obligations and their associated asset retirement costs. The Company does not expect the adoption of FAS 143 to have a material impact on its consolidated results of operations and financial position.

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

         In April 2002, the FASB issued FAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." FAS 145 eliminates the requirement that gains and losses from the extinguishments of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect, and also eliminates an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Generally, FAS 145 is effective for transactions occurring after May 15, 2002. The adoption of FAS 145 had no impact on the consolidated results of operations and financial position.

         In June 2002, the FASB issued FAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. FAS 146 requires that the initial measurement of liability be at fair value. FAS 146 will become effective for the Company beginning in the Company does not expect the adoption to have a material impact on its consolidated results of operations and financial position.

                          INTERNATONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                 For the Years Ended December 31, 2003 and 2002

(4) EQUIPMENT

       Equipment consisted of the following at:

                                        Dec. 31,          Dec. 31,
                                          2003             2002
                                       --------          --------
Office equipment                       $  4,257          $  1,475
Leasehold improvements                   12,789             7,032
                                       --------          --------
                                         17,046             8,507

Less accumulated depreciation            (4,313)             (188)
                                       --------          --------

                                       $ 12,733          $  8,319
                                       ========          ========

 For the year ended December 31, 2003, depreciation expense amounted to $4,125. For the year ended December 31, 2002, depreciation expense amounted to $188.

(5) COMMITMENTS

         The Company leases its administrative facilities on a month to month basis. The annualized rental is $30,000.

(6) SUBORDINATED DEBENTURES

       During 2002, the Company received proceeds of $52,800 relating to subordinated debenture agreements. The Company received the proceeds at the same time the purchasers elected to convert the debentures to common stock at four shares of common stock for every debenture. The accompanying balance sheet at December 31, 2002 reflected the common stock as being issued pursuant to the debentures being exercised even though the common stock was not issued until January 2003.

                          INTERNATONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                 For the Years Ended December 31, 2003 and 2002

(7) LOSS PER SHARE

         Loss per common share is computed pursuant to SFAS no. 128, "Earnings Per Share". Basic loss per share is computed as net loss available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and convertible preferred stock. Both basic loss per share and diluted loss per share are the same since the Company's outstanding options and warrants have not been included in the calculation because their effect would have been anti-dilutive.

(8) SUBSEQUENT EVENTS

         In connection with a proposed filing on Form SB-2 the Company has entered into an agreement with certain key employees to issue 661,000 shares valued at an estimated fair value of $.25 per share for reduced salaries from November 1, 2002 through December 31, 2003, for services rendered. The Company recorded compensation expense of $48,107 for the year ended December 31, 2002 and $117,143 for the year ended December 31, 2003 relating to the agreements. The compensation expense recorded is included in accrued liabilities at December 31, 2003 and December 31, 2002 in the accompanying financial statements.

         The proposed Form SB-2 filing also includes options to be issued for 1,000,000 shares of common stock exercisable at $.25 per share. The term of the options is ten years.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has dully caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

International Surfacing, Inc.

Dated:  April 8, 2004

By:


/s/ Samuel Serritella
----------------------------------
President, Chief Executive Officer

In accordance with the Exchange Act, the report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date:  April 8, 2004            By: /s/ Samuel Serritella
                                    -----------------------------
                                    Samuel Serritella, Director

Date:  April 8, 2004            By: /s/ Michael Luterzo
                                    -----------------------------
                                    Michael Luterzo, Director

Date:  April 8, 2004            By: /s/ Russell Frantz
                                    -----------------------------
                                    Russell Frantz, Director

Date:  April 8, 2004            By: / / Richard Ciarletta
                                    -----------------------------
                                    Richard Ciarletta, Director

Date:  April 8, 2004            By: / / Thomas R. Miller
                                    -----------------------------
                                    Thomas R. Miller, Director