Form 10KSB/A
period 2003-12-31
INTERNATIONAL SURFACING INC
filed 2004-04-30
CIK 1122112

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB/A

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


         On April 7, 2004 the Registrant had outstanding 26, 770, 280 shares of Common Stock, $0.0001 par value.


         The Registrant's revenues for the year ended December 31, 2003 were $0.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                   SEE ITEM 13

                                TABLE OF CONTENTS
                            FORM 10-KSB/A ANNUAL REPORT
                       FISCAL YEAR ENDED DECEMBER 31, 2003

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