Form 10QSB
period 2004-03-31
INTERNATIONAL SURFACING INC
filed 2004-05-17
CIK 1122112

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

      FOR ANNUAL AND TRANSITIONAL REPORTS UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                   (MARK ONE)

   [X] ANNUAL  REPORT UNDER SECTION 13 OR 15(D) OF THE  SECURITIES  EXCHANGE ACT
                 OF 1934 FOR FISCAL QUARTER ENDED MARCH 31, 2004

   [ ] TRANSITION  REPORT  PURSUANT  TO  SECTION 13  OR  SECTION  15(D)  OF  THE
                         SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM _____________ TO ______________

                        COMMISSION FILE NUMBER: 000-31403

                          INTERNATIONAL SURFACING, INC.
 -------------------------------------------------------------------------------
      (Exact Name of Small Business Registrant as Specified in its Charter)

          DELAWARE                                       52-2257557
 --------------------------------           ------------------------------------
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

                                (Title Of Class)
                         Common Stock, Par Value $0.0001

  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-QSB or any amendment to this Form 10-QSB. [__]

  The Registrant's Common Stock is not traded on any market at the date of this report.

  March 31, 2004, the Registrant had outstanding 26,769,280 shares of Common Stock, $.0001 par value.

  The Registrant's revenues for the quarter ended March 31, 2004 were $0.

                         INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                                FINANCIAL REPORT

                                 March 31, 2004

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                                    CONTENTS
                                                                          PAGE
                                                                         NUMBER

PART I - FINANCIAL INFORMATION

ITEM 1- FINANICAL STATEMENTS

    Balance Sheets as of March 31, 2004 (UNAUDITED) and December 31, 2003  1

    Statement of Operations (UNAUDITED) for the three months ended
       March 31, 2004 and March 31, 2003.                                  2

    Statement of Cash Flows (UNAUDITED) for the three months ended
       March 31, 2004 and March 31, 2003.                                  3

         Notes to Financial Statements (UNAUDITED)                         5

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                    15

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                                 BALANCE SHEETS
                   As of March 31, 2004 and December 31, 2003

                                                                   MARCH 31,    Dec. 31,
                                                                     2004         2003
                                                                   ---------    ---------
                                                                  (UNAUDITED)    (NOTE 1)
                                                       ASSETS
CURRENT ASSETS:
Cash                                                               $   3,301    $   2,711
Loans receivable                                                       2,500        2,500
                                                                   ---------    ---------
          Total current assets                                         5,801        5,211
                                                                   ---------    ---------
EQUIPMENT, less accumulated depreciation and
amortization of $5,721 at March 31,2004
and $4,125 at March 31, 2003                                          15,104       12,733
                                                                   ---------    ---------
                                                                      15,104       12,733
                                                                   ---------    ---------
OTHER ASSETS:
  Other assets                                                         5,000        5,000
                                                                   ---------    ---------
                                                                       5,000        5,000
                                                                   ---------    ---------
        Total assets                                               $  25,905    $  22,944
                                                                   =========    =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                   $  30,923    $  29,114
Accrued expenses                                                     165,250      165,250
Due to officer                                                        38,345       24,105
                                                                   ---------    ---------
        Total current liabilities                                    234,518      218,469
                                                                   ---------    ---------
STOCKHOLDERS' EQUITY:
Common stock, $.0001 par value;
100,000,000 shares authorized;
26,769,280 shares issued and outstanding
at March 31, 2004 26,424,080 shares issued
and outstanding at December 31, 2003                                   2,677        2,642
Additional paid in capital                                           436,439      350,505
Deficit accumulated during the developmental stage                  (647,729)    (548,672)
                                                                   ---------    ---------
          Total stockholders' deficit                               (208,613)    (195,525)
                                                                   ---------    ---------
          Total liabilities and stockholders' equity               $  25,905    $  22,944
                                                                   =========    =========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED
                                               ----------------------------
                                                 MARCH 31,       March 31,
                                                   2004            2003
                                               ------------    ------------
EXPENSES:
Selling, general and administrative            $     97,649    $    136,177
Depreciation                                          1,408             561
                                               ------------    ------------
      Total expenses                                 99,057         136,738
                                               ------------    ------------
NET LOSS                                       $    (99,057)   $   (136,738)
                                               ============    ============
BASIC AND DILUTED EARNINGS PER SHARE           $      (.004)   $      (.005)
                                               ============    ============
WEIGHTED AVERAGE NUMBER OF COMMON
      SHARES OUTSTANDING
                                                 26,630,480      25,500,996
                                               ============    ============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                             STATEMENT OF CASH FLOWS
                           Increase (Decrease) in Cash
                                   (UNAUDITED)

                                                                  Three Months Ended
                                                                ----------------------
                                                                MARCH 31,    March 31,
                                                                  2004         2003
                                                                ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                        $ (99,057)   $(136,738)
                                                                ---------    ---------
Adjustments to reconcile net income to
  net cash used in operating activities:
Depreciation                                                        1,408          561

Changes in assets and liabilities:
Increase (decrease) in accounts payable                             1,809           --
Increase (decrease) in accrued expenses                                --       69,429
Increase (decrease) in bank overdraft                                  --       (3,102)
Increase (decrease) in due to officer                              14,240           --
                                                                ---------    ---------
          Total adjustments                                        17,458       66,888
                                                                ---------    ---------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                  (81,599)     (69,850)
                                                                ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of equipment                                              (3,780)          --
                                                                ---------    ---------
NET CASH USED IN INVESTING ACTIVITIES                              (3,780)          --
                                                                =========    =========
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock                                               35           29
Paid in capital                                                    85,934       72,381
                                                                ---------    ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                85,969       72,410
                                                                ---------    ---------
INCREASE (DECREASE) IN CASH                                           590        2,560

CASH, beginning of period                                           2,711           --
                                                                ---------    ---------
CASH, end of period                                             $   3,301    $   2,560
                                                                =========    =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION,
cash paid during the three months for:

     Interest                                                   $      --    $      --
                                                                =========    =========
     Income Taxes                                               $      --    $      --
                                                                =========    =========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1-  INTERIM RESULTS AND BASIS OF PRESENTATION

         The accompanying unaudited financial statements as of March 31, 2004 and March 31, 2003 and for the three month periods then ended have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Items 303 and 310 of Regulation S-B. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2004 and March 31, 2003 and the results of operations and cash flows for the three month periods then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended March 31, 2004, are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The Company believes, however, that the disclosures in this report are adequate to make the information presented not misleading in any material respect. The accompanying financial statements should be read in conjunction with the audited financial statements of International Surfacing, Inc. as of December 31, 2003 and notes thereto included in the Company's report on Form 10-KSB as filed with the Securities and Exchange Commission.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         DESCRIPTION OF BUSINESS:

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

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

         DESCRIPTION OF BUSINESS: (CONTINUED)

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

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3 - GOING CONCERN

         At March 31, 2004, the Company has a stockholders' deficit of $208,613 and has significant capital needs, which to date has been met through private sales of its equity. The Company will continue to need substantial infusions of capital, which it expects to continue to fund primarily from private sales of its equity and loans, or by a public offering of its equity or debt securities.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

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

         Effective January 1, 2002, the Company adopted FAS 142.

         The FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations" in August 2001. FAS 143, which will become effective for the Company beginning in 2002, establishes accounting standards for the recognition and measurement of asset retirement obligations and their associated asset retirement costs. The Company does not expect the adoption of FAS 143 to have a material impact on its results of operations and financial position.

         The FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" in August 2001. FAS 144, which became effective for the Company beginning with the first quarter of fiscal 2002, establishes a single accounting model for long-lived assets to be disposed of by sales and also broadens the presentation of discontinued operations to include more disposal transactions. The adoption of FAS 144 had no impact on the results of operations and financial position.

         In April 2002, the FASB issued FAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." FAS 145 eliminates the requirement that gains and losses from the extinguishments of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect, and also eliminates an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Generally, FAS 145 is effective for transactions occurring after May 15, 2002. The adoption of FAS 145 had no impact on the results of operations and financial position.

         In June 2002, the FASB issued FAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. FAS 146 requires that the initial measurement of liability be at fair value. FAS 146 will become effective for the Company beginning in the Company does not expect the adoption to have a material impact on its results of operations and financial position.

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5 - EQUIPMENT:

         Equipment consisted of the following at:

                                         MARCH 31,   Dec. 31,
                                           2004        2003
                                         --------    --------
         Computers                       $  4,257    $  4,257
         Equipment                          3,779          --
         Leasehold improvements            12,789      12,789
                                         --------    --------
                                           20,825      17,046
         Less accumulated depreciation     (5,721)      4,313
                                         --------    --------
                                         $ 15,104    $ 12,733
                                         ========    ========

         For the three months ended March 31, 2004, depreciation expense amounted to $1,408. For the three months ended March 31, 2003 depreciation expense amounted to $561.

NOTE 6 - COMMITMENTS:

         The Company leases its administrative facilities on a month-to-month basis. The annualized rental is $30,000.

NOTE 7 - LOSS PER SHARE:

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

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 8 - SUBSEQUENT EVENTS:

         In connection with a proposed filing on Form SB-2 the Company has entered into an agreement with certain key employees to issue 661,000 shares valued at an estimated fair value of $.25 per share for reduced salaries from November 1, 2002 through December 31, 2003, for services rendered. The Company recorded compensation expense of $48,107 for the year ended December 31, 2002 and $117,143 for the year ended December 31, 2003 relating to the agreements. The compensation expense recorded is included in accrued liabilities at March 31, 2004 and December 31, 2003 in the accompanying financial statements.

                  The proposed Form SB-2 filing also includes options to be issued for 1,000,000 shares of common stock exercisable at $.25 per share. The term of the options is ten years.

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Statements contained in this report which are not historical facts may be considered forward-looking information with respect to plans, projections, or future performance of the Company as defined under the Private Securities litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those projected. The words "anticipate", "believe", "estimate", "expect", "objective", and "think" or similar expressions used herein are intended to identify forward-looking statements. The forward-looking statements are based on the Company's current views and assumptions and involve risks and uncertainties that include, among other things, the effects of the Company's business, actions of competitors, changes in laws and regulations, including accounting standards, employee relations, customer demand, prices of purchased raw material and parts, domestic economic conditions, including housing starts and changes in consumer disposable income, and foreign economic conditions, including currency rate fluctuations. Some or all of the facts are beyond the Company's control.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related footnotes which provide additional information concerning the Company's financial activities and condition.

CRITICAL ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS:

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

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

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

GOING CONCERN

At March 31, 2004, the Company has a stockholders' deficit of $208,613 and has significant capital needs, which to date has been met through private sales of its equity. The Company will continue to need substantial infusions of capital, which it expects to continue to fund primarily from private sales of its equity and loans, or by a public offering of its equity or debt securities

PLAN OF OPERATIONS

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

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

PLAN OF OPERATIONS (CONTINUED)

OVERVIEW (CONTINUED)

After three years of research and development by ISI's founders, the Company has tested its StealthShoe(TM) Product in actual racing conditions, with favorable results. The Company is moving to increase its pool of research subjects to study the strength and wear characteristics of its Product. Through its ongoing research and development, ISI expects to continue to improve its Products and eventually move into commercial production. To date, the Company has given its Product to certain horse trainers in the New York City Metropolitan area in return for test data and reports from users. The test subjects have been trotters and pacers trained and raced in the New York City area. Currently, fifty horses are using the StealthShoe(TM) in training and racing conditions.

The Company's Product consists of two layers of material, bonded together by utilizing a proprietary bonding process. The StealthShoe(TM) has an aluminum substrate and an outer face of tire-grade rubber. The Company believes that the rubber layer protects the horse's legs by cushioning the impact of each step.

Over the next twelve months, ISI intends to complete research and testing and rollout its first commercial Product at racetracks in the eastern United States. ISI intends to continually update and refine its Products and Services to increase customer satisfaction.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2004, ISI had cash resources of approximately $3,301, with currently due expenses of $218,469, including normal trade payables. Of these expenses, approximately $165,250 consists of accrued but unpaid salaries that will be converted to shares of Common Stock upon any subsequent registration of an offering to sell its shares. Based on the Company's existing expenses, it will need to raise approximately $450,000 in new capital to fund six months of operations if ISI generated no revenues from operations.

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

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

INCOME TAXES

There were no current or deferred tax expense for the three months ended March 31, 2004 and March 31, 2003 due to net losses from operations by the Company.

NET LOSS

The Company has incurred net losses in the aggregate of $647,729 since its inception. The net loss for the year ended December 31, 2002 was $78,307. The net loss for the year ended December 31, 2003 was $470,365, the net loss for the quarter ended March 31, 2004 was $99,057. The net loss consists of general and administrative expenses and research and development expenses. It is anticipated that these expenses will increase in 2004, as the Company hires additional personnel. To the extent that the Company is unable to secure additional external financing, and/or generate cash revenue from operations, the results and the ability of the Company to continue as an ongoing concern may be materially adversely affected.

CAPITAL EXPENDITURES

The Company requires funding primarily for computer hardware and software, research and development, prototypes, furniture, fixtures and equipment and general working capital needs. Substantially all of the Company's capital expenditures have been paid for by our principal stockholders or the sale of convertible debt securities.