Form 10QSB
period 2004-06-30
INTERNATIONAL SURFACING INC
filed 2004-08-17
CIK 1122112

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

      FOR ANNUAL AND TRANSITIONAL REPORTS UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                   (MARK ONE)

   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                 OF 1934 FOR FISCAL QUARTER ENDED JUNE 30, 2004

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

         As of August 5, 2004, the Registrant had outstanding 27,077,480 shares of Common Stock, $.0001 par value.

                 The Registrant's revenues for the quarter ended
                             June 30, 2004 were $0.

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                                FINANCIAL REPORT

                                  June 30, 2004

                          INTERNATIONAL SURFACING, INC.

                         (A DEVELOPMENTAL STAGE COMPANY)

                                    CONTENTS

                                                                           PAGE
                                                                          NUMBER

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANICAL STATEMENTS

    Balance Sheets as of June 30, 2004 (UNAUDITED)
      and December 31, 2003....................................................1

    Statement of Operations (UNAUDITED) for the three and
      six months ended
       June 30, 2004 and June 30, 2003.........................................2

    Statement of Cash Flows (UNAUDITED) for the six months ended
       June 30, 2004 and June 30, 2003.........................................3

         Notes to Financial Statements (UNAUDITED).............................4


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........................9

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                                 BALANCE SHEETS
                    As of June 30, 2004 and December 31, 2003

                                                       June 30,      Dec. 31,
                                                         2004         2003
                                                       ----------    ---------
                                                      (Unaudited)    (Note 1)
                            ASSETS
CURRENT ASSETS:
Cash                                                   $     214    $   2,711
Loans receivable                                           2,500        2,500
                                                       ---------    ---------

        Total current assets                               2,714        5,211
                                                       ---------    ---------
FIXED ASSETS, less accumulated depreciation and
amortization of $7,129 at June 30,
2004 and $4,125 at December 31, 2003                      13,696       12,733
                                                       ---------    ---------
                                                          13,696       12,733
                                                       ---------    ---------
OTHER ASSETS:
  Other assets                                             5,000        5,000
                                                       ---------    ---------
                                                           5,000        5,000
                                                       ---------    ---------

        Total assets                                   $  21,410    $  22,944
                                                       =========    =========
              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                       $  33,607    $  29,114
Accrued expenses                                         165,250      165,250
Due to officer                                            47,786       24,105
                                                       ---------    ---------
        Total current liabilities
                                                       $ 246,643    $ 218,469
                                                       ---------    ---------
STOCKHOLDERS' EQUITY:
Common stock, $.0001 par value; 100,000,000 shares
   authorized; 26,963,480 shares
issued and outstanding at
   June 30, 2004 26,424,080 shares issued
and outstanding at December 31, 2003                       2,696        2,642
Additional paid in capital                               474,920      350,505
Deficit accumulated during the developmental stage      (702,849)    (548,672)
                                                       ---------    ---------

          Total stockholders' deficit                   (225,233)    (195,525)
                                                       ---------    ---------

          Total liabilities and stockholders' equity   $  21,410    $  22,944
                                                       =========    =========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                             Six Months Ended               Three Months Ended
                                                       ----------------------------    ----------------------------
                                                         June 30,        June 30,        June 30,        June 30,
                                                           2004            2003            2004            2003
                                                       ------------    ------------    ------------    ------------
EXPENSES:
Selling, general and administrative                    $    151,361    $    237,330    $     53,711    $    101,153
Depreciation                                                  2,816           1,687           1,408           1,126
                                                       ------------    ------------    ------------    ------------
      Total expenses                                        154,177         239,017          55,119         102,279
                                                       ------------    ------------    ------------    ------------
NET LOSS                                               $   (154,177)   $   (239,017)   $    (55,119)   $   (102,279)
                                                       ============    ============    ============    ============
BASIC AND DILUTED EARNINGS PER SHARE
                                                       $      (.006)   $      (.009)   $      (.002)   $      (.004)
                                                       ============    ============    ============    ============
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
                                                         26,758,280      25,500,000      26,886,080      25,500,000
                                                       ============    ============    ============    ============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                             STATEMENT OF CASH FLOWS
                           Increase (Decrease) in Cash
                                   (UNAUDITED)

                                                          Six Months Ended
                                                      ----------------------
                                                       June 30,     June 30,
                                                         2004         2003
                                                      ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                              $(154,177)   $(239,017)
                                                      ---------    ---------
Adjustments to reconcile net income to net
   cash used in operating activities:
Depreciation                                              2,816        1,687
Changes in assets and liabilities:
Increase (decrease) in accounts payable                   4,493           --
Increase (decrease) in accrued expenses                      --       66,651
Increase (decrease) in bank overdraft                        --       (3,102)
Increase (decrease) in due to officer                    23,682           --
                                                      ---------    ---------

          Total adjustments                              30,991       65,236
                                                      ---------    ---------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES       (123,186)    (173,781)
                                                      ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment                                    (3,780)      (5,004)
                                                      ---------    ---------
NET CASH USED IN INVESTING ACTIVITIES                    (3,780)      (5,004)
                                                      =========    =========
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock through issuance of
   additional shares                                         54           29
Additional paid in capital through issuance
   of additional shares                                 124,415      181,606
                                                      ---------    ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES     124,469      181,635
                                                      ---------    ---------
INCREASE (DECREASE) IN CASH                              (2,497)       2,850
CASH, beginning of period                                 2,711           --
                                                      ---------    ---------
CASH, end of period                                   $     214    $   2,850
                                                      =========    =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION,
   cash paid during the six months for:
     Interest                                         $      --    $      --
                                                      =========    =========
     Income Taxes                                     $      --    $      --
                                                      =========    =========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - INTERIM RESULTS AND BASIS OF PRESENTATION

         The accompanying unaudited financial statements as of June 30, 2004 and June 30, 2003 and for the six month periods then ended have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Items 303 and 310 of Regulation S-B. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2004 and June 30, 2003 and the results of operations and cash flows for the six month periods then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the six months ended June 30, 2004, are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Description of Business:
         ------------------------

         Harmonica Acquisition Corporation, a Delaware corporation ("the Company") was formed on January 9, 1998, but did not conduct any operating activities nor generate any revenues and was dormant until January 2003.

         The Company was founded to develop, manufacture, market and distribute rubber horseshoes and related products. The Company's initial target markets are the horse racing and equestrian industries. Management believes that the product can be utilized throughout the equine world.

         In December 2003, International Surfacing Inc. ("ISI") purchased all of the outstanding common stock of the Company for $15,000 in a transaction deemed to be a recapitalization. As a part of the overall transaction, ISI, exchanged its common shares of the Company for its own common shares through an exchange agreement with its shareholder, and the Company subsequently changed its name to International Surfacing Inc. The Company previously accounted for the loss on the acquisition as an impairment loss. The accompanying financial statements have been restated to treat the loss on the acquisition as a reduction of paid-in capital; and the acquisition as a recapitalization.

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

         Description of Business: (Continued)

         ------------------------------------
         The Company has 20,000,000 shares of preferred stock authorized with a par value of $.0001 and 100,000,000 shares of common stock authorized with a par value of $.0001. There are no shares of preferred stock that have been issued.

         Equipment
         ---------

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

         Income Taxes
         ------------

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

         Estimates
         ---------

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

         Fair Value of Financial Instruments
         -----------------------------------

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

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3 - GOING CONCERN

         At June 30, 2004, the Company reported a stockholders' deficit of $225,233 and it has significant capital needs, which to date has been met through private sales of its equity. The Company will continue to need substantial infusions of capital, which it expects to continue to fund primarily from private sales of its equity and loans, or by a public offering of its equity or debt securities.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("FAS No. 141") and FAS No. 142, "Goodwill and Other Intangible Assets." FAS No. 141 requires all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting. FAS No. 141 also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill and those acquired intangible assets that are required to be included in goodwill.

         Effective January 1, 2003, the Company adopted FAS No. 142.

         The FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations" in August 2001. FAS No. 143, which became effective for the Company beginning in 2003, establishes accounting standards for the recognition and measurement of asset retirement obligations and their associated asset retirement costs. The Company does not expect the adoption of FAS No. 143 to have a material impact on its results of operations and financial position.

         The FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" in August 2001. FAS No. 144, which became effective for the Company beginning with the first quarter of fiscal 2003, establishes a single accounting model for long-lived assets to be disposed of by sales and also broadens the presentation of discontinued operations to include more disposal transactions. The adoption of FAS No. 144 had no impact on the results of operations and financial position.

         In April 2003, the FASB issued FAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." FAS No. 145 eliminates the requirement that gains and losses from the extinguishments of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect, and also eliminates an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Generally, FAS No. 145 is effective for transactions occurring after May 15, 2003. The adoption of FAS No. 145 had no impact on the results of operations and financial position.

         In June 2003, the FASB issued FAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." FAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. FAS No. 146 requires that the initial measurement of liability be at fair value. FAS No. 146 became effective for the Company beginning in January 2004. The Company does not expect the adoption to have a material impact on its results of operations and financial position.

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5 - FIXED ASSETS:

         Fixed assets consisted of the following at:

                                JUNE 30,     Dec. 31,
                                  2004         2004
                                --------    --------
Computers                       $  4,257    $  4,257
Equipment                          3,779          --
Leasehold improvements            12,789      12,789
                                --------    --------
                                  20,825      17,046

Less accumulated depreciation     (7,129)     (4,313)
                                --------    --------

                                $ 13,696    $ 12,733
                                ========    ========

         For the six months ended June 30, 2004, depreciation expense amounted to $2,816.

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

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 8 - SUBSEQUENT EVENTS:

         In connection with a proposed filing on Form SB-2 the Company has entered into an agreement with certain key employees to issue 661,000 shares valued at an estimated fair value of $.25 per share for reduced salaries from November 1, 2003 through December 31, 2003, for services rendered. The Company recorded compensation expense of $48,107 for the year ended December 31, 2002 and $117,143 for the year ended December 31, 2003 relating to the agreements. The compensation expense recorded is included in accrued liabilities at June 30, 2004 and December 31, 2003 in the accompanying financial statements.

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

CRITICAL ACCOUNTING POLICIES

Description of Business:
------------------------

Harmonica Acquisition Corporation, a Delaware corporation ("the Company") was formed on January 9, 1998, but did not conduct any operating activities nor generate any revenues and was dormant until January 2003.

The Company was founded to develop, manufacture, market and distribute rubber horseshoes and related products. The Company's initial target markets are the horse racing and equestrian industries. Management believes that the product can be utilized throughout the equine world.

In December 2003, International Surfacing Inc. purchased all of the outstanding common stock of the Company for $15,000 in a transaction deemed to be a recapitalization. As a part of the overall transaction, International Surfacing Inc., exchanged its common shares of the Company for its own common shares through an exchange agreement with its shareholder, and the Company subsequently changed its name to International Surfacing Inc. The Company previously accounted for the loss on the acquisition as an impairment loss. The accompanying financial statements have been restated to treat the loss on the acquisition as a reduction of paid-in capital; and the acquisition as a recapitalization.

The Company has 20,000,000 shares of preferred stock authorized with a par value of $.0001 and 100,000,000 shares of common stock authorized with a par value of $.0001. There are no shares of preferred stock that have been issued.

Equipment
---------

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

Estimates
---------

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

Fair Value of Financial Instruments
-----------------------------------

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

Going Concern
-------------

At June 30, 2004, the Company reported a stockholders' deficit of $225,233 and it has significant capital needs, which to date has been met through private sales of its equity. The Company will continue to need substantial infusions of capital, which it expects to continue to fund primarily from private sales of its equity and loans, or by a public offering of its equity or debt securities

PLAN OF OPERATIONS

Overview
--------

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

PLAN OF OPERATIONS (CONTINUED)

Overview (Continued)
--------------------

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

Liquidity and Capital Resources
-------------------------------

As of June 30, 2004, the Company had cash resources of approximately $214, with currently due expenses of $246,643, including normal trade payables. Of these expenses, approximately $165,250 consists of accrued but unpaid salaries that will be converted to shares of Common Stock upon any subsequent registration of an offering to sell its shares. Based on the Company's existing expenses, it will need to raise approximately $450,000 in new capital to fund six months of operations if the Company generated no revenues from operations.

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

Unless the Company is able to attract capital through the sale of shares of its stock by means of a public offering, it will be unable to meet the foregoing costs. Assuming the Company is successful in the sale of its stock, it intends to make a considerable expansion of its operations. The Company will need to hire additional administrative and customer service personnel as part of this expansion.

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

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Income Taxes
------------

There were no current or deferred tax expense for the six months ended June 30, 2004 and June 30, 2003 due to net losses from operations by the Company.

Net Loss
--------

The Company has incurred net losses in the aggregate of $702,849 since its inception. The net loss for the year ended December 31, 2002 was $78,307. The net loss for the year ended December 31, 2003 was $470,365, the net loss for the six months ended June 30, 2004 was $154,177. The net loss consists of general and administrative expenses and research and development expenses. To the extent that the Company is unable to secure additional external financing, and/or generate cash revenue from operations, the ability of the Company to continue as a going concern may be adversely affected.

Capital Expenditures
--------------------

The Company requires funding primarily for computer hardware and software, research and development, prototypes, furniture, fixtures and equipment and general working capital needs. Substantially all of the Company's capital expenditures have been paid for by its principal stockholders or through the sale of convertible debt securities.

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Management, under the supervision and with the participation of the President, conducted an evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c)) within 90 days of the filing date of this Report on Form 10-QSB. Based on their evaluation, the President has concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this Report on Form 10-QSB has been made known to them.

There have been no significant changes, including corrective actions with regard to significant deficiencies or material weaknesses in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date set forth above.

Date: August 13, 2004

-------------------------------
Samuel Serritella
President