Form 10QSB/A
period 2003-03-31
INTERNATIONAL SURFACING INC
filed 2004-08-24
CIK 1122112

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

      FOR ANNUAL AND TRANSITIONAL REPORTS UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                   (MARK ONE)

   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                 OF 1934 FOR FISCAL QUARTER ENDED MARCH 31, 2003

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR SECTION 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _____________ TO ______________

                        COMMISSION FILE NUMBER: 000-31403

                          INTERNATIONAL SURFACING, INC.
--------------------------------------------------------------------------------
      (Exact Name of Small Business Registrant as Specified in its Charter)

        DELAWARE                                            52-2257557
---------------------------                        -----------------------------
(State or other jurisdiction of                        (I.R.S. Employer
of incorporation or organization)                       Identification No.)

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

March 31, 2003, the Registrant had outstanding 25,500,000 shares of Common Stock, $.0001 par value.

The Registrant's revenues for the quarter ended March 31, 2003 were $0.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                   SEE ITEM 13

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)


                                FINANCIAL REPORT

                                 March 31, 2003

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)


                                    CONTENTS




                                                                           Page
                                                                          Number
                                                                          ------

Part I - FINANCIAL INFORMATION


ITEM 1- FINANICAL STATEMENTS

    Balance Sheets as of March 31, 2003
      (Unaudited) and December 31, 2002........................................1

    Statement of Operations
      (Unaudited) for the three months ended
      March 31, 2003 and March 31, 2002........................................2

    Statement of Cash Flows
      (Unaudited) for the three months ended
      March 31, 2003 and March 31, 2002........................................3

    Notes to Financial Statements (Unaudited)..................................4



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........................9

                                EXPLANATORY NOTE






This amendment of Form 10-QSB/A amends International Surfacing Inc.'s quarterly report on Form 10-QSB for the quarter ended March 31, 2003, as initially filed with the Securities and Exchange Commission on December 11, 2003, and is being filed to reflect certain revisions to the financial statements and the discussion of the financial statements in Management's Discussion and Analysis of Financial Condition and Results of Operations.

This amendment provides for a correction to the balance sheet as of March 31, 2003 as discussed in Note 2 to the Notes to Financial Statements. These revisions have no effect upon the reported net income as reflected in the statement of operations and the statement of cash flows for the three months ended March 31, 2003.

Additionally, this amendment contains a statement of cash flows for the three months ended March 31, 2003 and March 31, 2002.

This amendment is not intended to update other information presented in this quarterly report as originally filed.

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)


                                 BALANCE SHEETS
                   As of March 31, 2003 and December 31, 2002


                                                         March 31,    Dec. 31,
                                                           2003         2002
                                                         ---------    --------
                                                       (Unaudited)    (Note 1)
                                     ASSETS

CURRENT ASSETS:
Cash                                                     $   2,560    $     --
                                                         ---------    --------

   Total current assets                                      2,560          --
                                                         ---------    --------

FIXED ASSETS, less accumulated depreciation
  and amortization of $749 at March 31,
  2003 and $188 at December 31, 2002                         7,758       8,319
                                                         ---------    --------
                                                             7,758       8,319
                                                         ---------    --------
OTHER ASSETS:
  Other assets                                               5,000       5,000
                                                         ---------    --------
                                                             5,000       5,000
                                                         ---------    --------

   Total assets                                          $  15,318    $ 13,319
                                                         =========    ========




   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Bank overdraft                                           $      --    $  3,102
Accrued expenses                                           119,393      49,964
                                                         ---------    --------

        Total current liabilities                          119,393      53,066
                                                         ---------    --------

STOCKHOLDERS' EQUITY:
Common stock, $.0001 par value; 100,000,000
  shares authorized; 25,500,000 shares issued
  and outstanding at March 31, 2003; 1,000,000
  shares issued and outstanding at December 31, 2002         2,550       2,521
Additional paid in capital                                 108,420      36,039
Deficit accumulated during the developmental stage        (215,045)    (78,307)
                                                         ---------    --------

        Total stockholders' deficit                       (104,075)    (39,747)
                                                         ---------    --------

        Total liabilities and stockholders' equity       $  15,318    $ 13,319
                                                         =========    ========





                See accompanying notes to financial statements

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                            Three Months Ended
                                            ------------------
                                         March 31,       March 31,
                                           2003            2002
                                       ------------    -----------

EXPENSES:
Selling, general and administrative    $    136,177    $        --
Organization expense                             --            535
Depreciation                                    561             --
                                       ------------    -----------
   Total expenses                           136,738            535
                                       ------------    -----------

NET LOSS                               $   (136,738)   $      (535)
                                       ============    ===========

BASIC AND DILUTED EARNINGS PER SHARE   $      (.005)   $     (.001)
                                       ============    ===========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
                                         25,500,000      1,000,000
                                       ============    ===========


                 See accompanying notes to financial statements

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                             STATEMENT OF CASH FLOWS
                           Increase (Decrease) in Cash
                                   (Unaudited)
                                                        Three Months Ended
                                                      ----------------------
                                                       March 31,    March 31,
                                                         2003         2002
                                                      ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                              $(136,738)   $    (535)
                                                      ---------    ---------

Adjustments to reconcile net income to
net cash used in operating activities:
Depreciation                                                561           --

Changes in assets and liabilities:
Increase (decrease) in accrued expenses                  69,429           --
Increase (decrease) in bank overdraft                    (3,102)          --
                                                      ---------    ---------

       Total adjustments                                 66,888           --
                                                      ---------    ---------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES        (69,850)        (535)
                                                      ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of equipment                                        --           --
                                                      ---------    ---------

NET CASH USED IN INVESTING ACTIVITIES                        --           --
                                                      =========    =========

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock                                     29          100
Paid in capital                                          72,381          535
                                                      ---------    ---------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES      72,410          535
                                                      ---------    ---------

INCREASE (DECREASE) IN CASH                               2,560          100

CASH, beginning of period                                    --           --
                                                      ---------    ---------

CASH, end of period                                   $   2,560    $     100
                                                      =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION, cash paid during the three months for:

     Interest                                         $      --    $      --
                                                      =========    =========

     Income Taxes                                     $      --    $      --
                                                      =========    =========

                 See accompanying notes to financial statements

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1-   INTERIM RESULTS AND BASIS OF PRESENTATION

          The accompanying unaudited financial statements as of March 31, 2003 and March 31, 2002 and for the three month periods then ended have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Items 303 and 310 of Regulation S-B. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2003 and March 31, 2002 and the results of operations and cash flows for the three month periods then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended March 31, 2003, are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The Company believes, however, that the disclosures in this report are adequate to make the information presented not misleading in any material respect. The accompanying financial statements should be read in conjunction with the audited financial statements of International Surfacing, Inc. as of December 31, 2002 and notes thereto included in the Company's report on Form 10-KSB as filed with the Securities and Exchange Commission.


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

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 3 -  GOING CONCERN

          At March 31, 2003, the Company has a stockholders' deficit of $104,075 and has significant capital needs, which to date has been met through private sales of its equity. The Company will continue to need substantial infusions of capital, which it expects to continue to fund primarily from private sales of its equity and loans, or by a public offering of its equity or debt securities.

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

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 5 -  FIXED ASSETS:

          Fixed assets consisted of the following at:

                                            March 31,   Dec. 31,
                                                2003       2002
                                             -------    -------
          Computers                          $ 1,475    $ 1,475
          Leasehold improvemets                7,032      7,032
                                             -------    -------
                                               8,507      8,507

          Less accumulated depreciation         (749)      (188)
                                             -------    -------

                                             $ 7,758    $ 8,319
                                             =======    =======

          For the three months ended March 31, 2003, depreciation expense amounted to $561. For the three months ended March 31, 2002 depreciation expense amounted to $0.

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

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



Note 8 -  SUBSEQUENT EVENTS:

          In connection with a proposed filing on Form SB-2 the Company has entered into an agreement with certain key employees to issue 661,000 shares valued at an estimated fair value of $.25 per share for reduced salaries from November 1, 2002 through December 31, 2002, for services rendered. The Company recorded compensation expense of $48,107 for the year ended December 31, 2002 and $69,429 for the three months ended March 31, 2003 relating to the agreements. The compensation expense recorded is included in accrued liabilities at March 31, 2003 and December 31, 2002 in the accompanying financial statements.

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

CRITICAL ACCOUNTING POLICIES

Description of Business:
------------------------

Harmonica Acquisition Corporation. a Delaware corporation ("the Company") was formed on January 9, 1998, but did not conduct anyoperating activities nor generate any revenues and was dormant until January 2002.

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

Going Concern
-------------

At March 31, 2003, the Company has a stockholders' deficit of $104,075 and has significant capital needs, which to date has been met through private sales of its equity. The Company will continue to need substantial infusions of capital, which it expects to continue to fund primarily from private sales of its equity and loans, or by a public offering of its equity or debt securities


PLAN OF OPERATIONS

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

Liquidity and Capital Resources
-------------------------------

As of March 31, 2003, ISI had cash resources of approximately $2,560, with currently due expenses of $119,393, including normal trade payables. Of these expenses, approximately $117,536 consists of accrued but unpaid salaries that will be converted to shares of Common Stock upon any subsequent registration of an offering to sell its shares. Based on the Company's existing expenses, it will need to raise approximately $450,000 in new capital to fund six months of operations if ISI generated no revenues from operations.

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

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Income Taxes
------------

There were no current or deferred tax expense for the three months ended March 31, 2003 and March 31, 2002 due to net losses from operations by the Company.

Net Loss
--------

The Company has incurred net losses in the aggregate of $215,045 since its inception. The net loss for the year ended December 31, 2002 was $78,307. The net loss for the quarter ended March 31, 2003 was $136,738. The net loss consists of general and administrative expenses and research and development expenses. It is anticipated that these expenses will increase in 2003, as the Company hires additional personnel. To the extent that the Company is unable to secure additional external financing, and/or generate cash revenue from operations, the results and the ability of the Company to continue as an ongoing concern may be materially adversely affected.


Capital Expenditures
--------------------
The Company requires funding primarily for computer hardware and software, research and development, prototypes, furniture, fixtures and equipment and general working capital needs. Substantially all of the Company's capital expenditures have been paid for by our principal stockholders or the sale of convertible debt securities.

Date: August 23, 2004

-------------------------------
Samuel Serritella
President