Form 10QSB/A
period 2003-06-30
INTERNATIONAL SURFACING INC
filed 2004-08-24
CIK 1122112

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

      FOR ANNUAL AND TRANSITIONAL REPORTS UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                   (MARK ONE)

   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                 OF 1934 FOR FISCAL QUARTER ENDED JUNE 30, 2003

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR SECTION 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _____________ TO ______________

                        COMMISSION FILE NUMBER: 000-31403

                          INTERNATIONAL SURFACING, INC.
--------------------------------------------------------------------------------
      (Exact Name of Small Business Registrant as Specified in its Charter)

             DELAWARE                                      52-2257557
  --------------------------------                -----------------------------
 (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                       Identification No.)

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

 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-QSB or any amendment to this Form 10-QSB. [ ]

The Registrant's Common Stock is not traded on any market at the date of this report.

June 30, 2003, the Registrant had outstanding 25,500,000 shares of Common Stock, $.0001 par value.

The Registrant's revenues for the quarter ended June 30, 2003 were $0.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                   SEE ITEM 13

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)


                                FINANCIAL REPORT

                                  June 30, 2003

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)


                                    CONTENTS




                                                                           Page
                                                                          Number
                                                                          ------
Part I - FINANCIAL INFORMATION


ITEM 1 - FINANICAL STATEMENTS

    Balance Sheets as of June 30, 2003
      (Unaudited) and December 31, 2002........................................1

    Statement of Operations
      (Unaudited) for the three and six months ended
      June 30, 2003 and June 30, 2002..........................................2

    Statement of Cash Flows
      (Unaudited) for the six months ended
      June 30, 2003 and June 30, 2002..........................................3

    Notes to Financial Statements (Unaudited)..................................4


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........................8

                                EXPLANATORY NOTE






This amendment of Form 10-QSB/A amends International Surfacing Inc.'s quarterly report on Form 10-QSB for the quarter ended June 30, 2003, as initially filed with the Securities and Exchange Commission on September 18, 2003, and is being filed to reflect certain revisions to the financial statements and the discussion of the financial statements in Management's Discussion and Analysis of Financial Condition and Results of Operations.

This amendment provides for acorrection to the balance sheet as of June 30, 2003 as discussed in Note 2 to the Notes to Financial Statements.

Additionally, this amendment provides for a correction and restatement of the statement of operations for the three and six months ended June 30, 2003. The net loss as originally stated was incorrect.

The Form 10-QSB for the quarter ended June 30, 2003 as initially filed did not contain a statement of cash flows. This amendment includes a statement of cash flows for the six months ended June 30, 2003 and June 30, 2002.

This amendment is not intended to update other information presented in this quarterly report as originally filed.

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)


                                 BALANCE SHEETS
                    As of June 30, 2003 and December 31, 2002


                                                         June 30,     Dec. 31,
                                                           2003        2002
                                                        ---------    ---------
                                                       (Unaudited)   (Note 1)

        ASSETS

CURRENT ASSETS:
Cash                                                    $   2,850    $      --
                                                        ---------    ---------

    Total current assets                                    2,850           --
                                                        ---------    ---------

FIXED ASSETS, less accumulated depreciation
  and amortization of $1,375 at June 30,2003
  and $188 at December 31, 2002                            12,136        8,319
                                                        ---------    ---------
                                                           12,136        8,319
                                                        ---------    ---------

Other assets                                                5,000        5,000
                                                        ---------    ---------
  Other Asets                                               5,000        5,000
                                                        ---------    ---------


    Total assets                                        $  19,886    $  13,319
                                                        =========    =========



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Bank overdraft                                          $      --    $   3,102
Accrued expenses                                          117,115       49,964
                                                        ---------    ---------

    Total current liabilities                             117,115       53,066
                                                        ---------    ---------


STOCKHOLDERS' EQUITY:
Common stock, $.0001 par value; 100,000,000
  shares authorized; 25,500,000 shares issued and
  outstanding at June 30, 2003; 1,000,000 shares
  issued and outstanding at December 31, 2002               2,550        2,521
Additional paid in capital                                217,645       36,039
Deficit accumulated during the developmental stage       (317,324)     (78,307)
                                                        ---------    ---------

    Total stockholders' deficit                           (97,129)     (39,747)
                                                        ---------    ---------


    Total liabilities and stockholders' equity          $  19,986    $  13,319
                                                        =========    =========


                 See accompanying notes to financial statements

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                            Six Months Ended              Three Months Ended
                                            ----------------              ------------------
                                        June 30,        June 30,        June 30,        June 30,
                                          2003            2002            2003            2002
                                      ------------    ------------    ------------    ------------

EXPENSES:
Selling, general and administrative   $    237,330    $         --    $    101,153    $         --
Organization expense                            --             535              --              --
Depreciation                                 1,687              --           1,126              --
                                      ------------    ------------    ------------    ------------
    Total expenses                         239,017             535         102,279              --
                                      ------------    ------------    ------------    ------------

NET LOSS                              $   (239,017)   $       (535)   $   (102,279)   $         --
                                      ============    ============    ============    ============


BASIC AND DILUTED EARNINGS
  PER SHARE
                                      $      (.009)   $      (.001)   $      (.004)   $      (.000)
                                      ============    ============    ============    ============


WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING               25,500,000       1,000,000      25,500,000       1,000,000
                                      ============    ============    ============    ============
















                 See accompanying notes to financial statements

                         INTERNATIONAL SURFACING, INC.
                        (A DEVELOPMENTAL STAGE COMPANY)

                             STATEMENT OF CASH FLOWS
                           Increase (Decrease) in Cash
                                   (Unaudited)
                                                         Six Months Ended
                                                      ----------------------
                                                       June 30,     June 30,
                                                         2003         2002
                                                      ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                              $(239,017)   $    (535)
                                                      ---------    ---------


Adjustments to reconcile net income to
  net cash used in operating activities:
    Depreciation                                          1,687           --

Changes in assets and liabilities:
  Increase (decrease) in accrued expenses                66,651           --
  Increase (decrease) in bank overdraft                  (3,102)          --
                                                      ---------    ---------

          Total adjustments                              65,236           --
                                                      ---------    ---------


NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES       (173,781)        (535)
                                                      ---------    ---------


CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of equipment                                    (5,004)          --
                                                      ---------    ---------


NET CASH USED IN INVESTING ACTIVITIES                    (5,004)          --
                                                      =========    =========

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                   29          100
  Paid in capital                                       181,606          535
                                                      ---------    ---------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES     181,635          535
                                                      ---------    ---------


INCREASE (DECREASE) IN CASH                               2,850          100

CASH, beginning of period                                    --           --
                                                      ---------    ---------

CASH, end of period                                   $   2,850    $     100
                                                      =========    =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION, cash paid during the six months for:

     Interest                                         $      --    $      --
                                                      =========    =========


     Income Taxes                                     $      --    $      --
                                                      =========    =========



                 See accompanying notes to financial statements

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1-  INTERIM RESULTS AND BASIS OF PRESENTATION

         The accompanying unaudited financial statements as of June 30, 2003 and June 30, 2002 and for the six month periods then ended have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Items 303 and 310 of Regulation S-B. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2003 and June 30, 2002 and the results of operations and cash flows for the six month periods then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the six months ended June 30, 2003, are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date.

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

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 3 - GOING CONCERN
         -------------

         At June 30, 2003, the Company has a stockholders' deficit of $97,129 and has significant capital needs, which to date has been met through private sales of its equity. The Company will continue to need substantial infusions of capital, which it expects to continue to fund primarily from private sales of its equity and loans, or by a public offering of its equity or debt securities.

Note 4 - RECENT ACCOUNTING PRONOUNCEMENTS
         --------------------------------

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

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 5 - FIXED ASSETS:

         Fixed assets consisted of the following at:

                                June 30,    Dec. 31,
                                  2003        2002
                                --------    --------
Computers                       $  2,342    $  1,475
Leasehold improvements            11,169       7,032
                                --------    --------
                                  13,511       8,507

Less accumulated depreciation     (1,375)       (188)
                                --------    --------

                                $ 12,136    $  8,319
                                ========    ========

         For the six months ended June 30, 2003, depreciation expense amounted to $1,687. For the six months ended June 30, 2002 depreciation expense amounted to $0.

Note 6 - COMMITMENTS:
         ------------

         The Company leases its administrative facilities on a month-to-month basis. The annualized rental is $30,000.


Note 7 - LOSS PER SHARE:
         ---------------

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

Note 8 - SUBSEQUENT EVENTS:
         -----------------

         In connection with a proposed filing on Form SB-2 the Company has entered into an agreement with certain key employees to issue 661,000 shares valued at an estimated fair value of $.25 per share for reduced salaries from November 1, 2002 through December 31, 2002, for services rendered. The Company recorded compensation expense of $48,107 for the year ended December 31, 2002 and $69,008 for the six months ended June 30, 2003 relating to the agreements. The compensation expense recorded is included in accrued liabilities at June 30, 2003 and December 31, 2002 in the accompanying financial statements.

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

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Statements contained in this report which are not historical facts may be considered forward-looking information with respect to plans, projections, or future performance of the Company as defined under the Private Securities litigation Reform Act of 1995.These forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those projected. The words "anticipate", "believe", "estimate", "expect", "objective", and "think" or similar expressions used herein are intended to identify forward-looking statements. The forward-looking statements are based on the Company's current views and assumptions and involve risks and uncertainties that include, among other things, the effects of the Company's business, actions of competitors, changes in laws and regulations, including accounting standards, employee relations, customer demand, prices of purchased raw material and parts, domestic economic conditions, including housing starts and changes in consumer disposable income, and foreign economic conditions, including currency rate fluctuations. Some or all of the facts are beyond the Company's control.

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

Going Concern
-------------

At June 30, 2003, the Company has a stockholders' deficit of $97,129 and has significant capital needs, which to date has been met through private sales of its equity. The Company will continue to need substantial infusions of capital, which it expects to continue to fund primarily from private sales of its equity and loans, or by a public offering of its equity or debt securities


PLAN OF OPERATIONS

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

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

PLAN OF OPERATIONS (continued)

Overview (continued)
--------------------

After six years of research and development by ISI's founders, the Company has tested its StealthShoe(TM) Product in actual racing conditions, with favorable results. The Company is moving to increase its pool of research subjects to study the strength and wear characteristics of its Product. Through its ongoing research and development, ISI expects to continue to improve its Products and eventually move into commercial production. To date, the Company has given its Product to certain horse trainers in the New York City Metropolitan area in return for test data and reports from users. The test subjects have been trotters and pacers trained and raced in the New York City area. Currently, fifty horses are using the StealthShoe(TM) in training and racing conditions.

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

Liquidity and Capital Resources
-------------------------------

As of June 30, 2003, ISI had cash resources of approximately $2,850, with currently due expenses of $117,115, including normal trade payables. Of these expenses, approximately $117,115 consists of accrued but unpaid salaries that will be converted to shares of Common Stock upon any subsequent registration of an offering to sell its shares. Based on the Company's existing expenses, it will need to raise approximately $450,000 in new capital to fund six months of operations if ISI generated no revenues from operations.

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

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Income Taxes
------------

There were no current or deferred tax expense for the six months ended June 30, 2003 and June 30, 2002 due to net losses from operations by the Company.

Net Loss
--------

The Company has incurred net losses in the aggregate of $317,324 since its inception. The net loss for the year ended December 31, 2002 was $78,307. The net loss for the six months ended June 30, 2003 was $239,017. The net loss consists of general and administrative expenses and research and development expenses. It is anticipated that these expenses will increase in 2003, as the Company hires additional personnel. To the extent that the Company is unable to secure additional external financing, and/or generate cash revenue from operations, the results and the ability of the Company to continue as an ongoing concern may be materially adversely affected.


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