Form 10QSB/A
period 2003-09-30
INTERNATIONAL SURFACING INC
filed 2004-08-24
CIK 1122112

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

      FOR ANNUAL AND TRANSITIONAL REPORTS UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                   (MARK ONE)

   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
               OF 1934 FOR FISCAL QUARTER ENDED SEPTEMBER 30, 2003

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR SECTION 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _____________ TO ______________

                        COMMISSION FILE NUMBER: 000-31403

                          INTERNATIONAL SURFACING, INC.
--------------------------------------------------------------------------------
      (Exact Name of Small Business Registrant as Specified in its Charter)

                   DELAWARE                         52-2257557
         ------------------------------   -----------------------------
        (State or other jurisdiction of        (I.R.S. Employer
        incorporation or organization)         Identification No.)

                5 Erie Street, Garfield, NJ                  07026
--------------------------------------------------------------------------------
        (Address of principal executive offices)          (Zip Code)

                                 (973) 253-6131
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

September 30, 2003, the Registrant had outstanding 25,500,000 shares of Common Stock, $.0001 par value.

The Registrant's revenues for the quarter ended September 30, 2003 were $0.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                   SEE ITEM 13

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)


                                FINANCIAL REPORT

                               September 30, 2003

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)


                                    CONTENTS




                                                                            Page
                                                                          Number
                                                                          ------

Part I - FINANCIAL INFORMATION


ITEM 1- FINANICAL STATEMENTS

    Balance Sheets as of September 30, 2003
      (Unaudited) and December 31, 2002........................................1

    Statement of Operations
      (Unaudited) for the three and nine months ended
      September 30, 2003 and September 30, 2002................................2

    Statement of Cash Flows
      (Unaudited) for the nine months ended
      September 30, 2003 and September 30, 2002................................3

    Notes to Financial Statements (Unaudited...................................4



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS........................9

                                EXPLANATORY NOTE






This amendment of Form 10-QSB/A amends International Surfacing Inc.'s quarterly report on Form 10-QSB for the quarter ended September 30, 2003, as initially filed with the Securities and Exchange Commission on December 31, 2003, and is being filed to reflect certain revisions to the financial statements and the discussion of the financial statements in Management's Discussion and Analysis of Financial Condition and Results of Operations.

This amendment provides for a correction to the balance sheet as of September 30, 2003 as discussed in Note 2 to the Notes to Financial Statements. These revisions have no effect upon the reported net income as reflected in the statement of operations and the statement of cash flows for the three months ended September 30, 2003.

Additionally, this amendment provides for a correction and restatement of the statement of operations for the three and nine months ended September 30, 2003. The net loss as originally stated was incorrect.

The Form 10-QSB for the quarter ended September 30, 2003 as initially filed did not contain a statement of cash flows. This amendment includes a statement of cash flows for the six months ended September 30, 2003 and September 30, 2002.

This amendment is not intended to update other information presented in this quarterly report as originally filed.

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)


                                 BALANCE SHEETS
                 As of September 30, 2003 and December 31, 2002


                                                     Sept. 30,     Dec. 31,
                                                       2003          2002
                                                     ---------    ---------
                                                    (Unaudited)   (Note 1)

                                     ASSETS

CURRENT ASSETS:
Cash                                                 $   4,437    $      --
                                                     ---------    ---------

        Total current assets                             4,437           --
                                                     ---------    ---------

FIXED ASSETS, less accumulated depreciation
  and amortization of $2,594 at September 30,
  2003 and $188 at December 31, 2002                    13,952        8,319
                                                     ---------    ---------
                                                        13,952        8,319
                                                     ---------    ---------

OTHER ASSETS:
  Other assets                                           5,000        5,000
                                                     ---------    ---------
                                                         5,000        5,000
                                                     ---------    ---------

      Total assets                                   $  23,389    $  13,319
                                                     =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Bank overdraft                                     $      --    $   3,102
  Accrued expenses                                     118,703       49,964
  Due to officer                                        15,356           --
                                                     ---------    ---------

      Total current liabilities                        134,059       53,066
                                                     ---------    ---------

STOCKHOLDERS' EQUITY:
Common stock, $.0001 par value;
  100,000,000 shares authorized; 25,500,000 shares
  issued and outstanding at September 30, 2003;
  1,000,000 shares issued and outstanding at
  December 31, 2002                                      2,550        2,521
Additional paid in capital                             302,097       36,039
Deficit accumulated during the developmental stage    (415,317)     (78,307)
                                                     ---------    ---------


      Total stockholders' deficit                     (110,670)     (39,747)
                                                     ---------    ---------


      Total liabilities and stockholders' equity     $  23,389    $  13,319
                                                     =========    =========




                 See accompanying notes to financial statements

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                              Nine Months Ended            Three Months Ended
                                              -----------------            ------------------
                                         Sept. 30,       Sept. 30,       Sept. 30,       Sept. 30,
                                           2003            2002            2003             2002
                                       ------------    ------------    ------------    ------------

EXPENSES:
Selling, general and administrative    $    334,104    $         --    $     96,774    $         --
Organization expense                             --             535              --              --
Depreciation                                  2,906              --           1,219              --
                                                                       ------------    ------------

      Total expenses                        337,010             535          97,993              --
                                       ------------    ------------    ------------    ------------

NET LOSS                               $   (337,010)   $       (535)   $    (97,993)   $         --
                                       ============    ============    ============    ============

BASIC AND DILUTED EARNINGS PER SHARE
                                       $       (.01)   $      (.001)   $      (.004)   $      (.000)
                                       ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
                                         25,500,000       1,000,000      25,500,000       1,000,000
                                       ============    ============    ============    ============


                 See accompanying notes to financial statements

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                             STATEMENT OF CASH FLOWS
                           Increase (Decrease) in Cash
                                   (Unaudited)
                                                         Nine Months Ended
                                                      ---------    ---------
                                                      Sept. 30,    Sept. 30,
                                                         2003         2002
                                                      ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                            $(337,010)   $    (535)
                                                      ---------    ---------


Adjustments to reconcile net income to
net cash used in operating activities:
  Depreciation                                            2,906           --

Changes in assets and liabilities:
  Increase (decrease) in accrued expenses                68,239           --
  Increase (decrease) in bank overdraft                  (3,102)          --
  Increase (decrease) in due to officer                  15,356           --
                                                      ---------    ---------

     Total adjustments                                   83,399           --
                                                      ---------    ---------


NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES       (253,611)        (535)
                                                      ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of fixed assets                               (8,039)          --
                                                      ---------    ---------


NET CASH USED IN INVESTING ACTIVITIES                    (8,039)          --
                                                      =========    =========

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                   29          100
  Paid in capital                                       266,058          535
                                                      ---------    ---------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES     266,087          535
                                                      ---------    ---------


INCREASE (DECREASE) IN CASH                               4,437          100

CASH, beginning of period                                    --           --
                                                      ---------    ---------


CASH, end of period                                   $   4,437    $     100
                                                      =========    =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION, cash paid during the three months for:

     Interest                                         $      --    $      --
                                                      =========    =========


     Income Taxes                                     $      --    $      --
                                                      =========    =========



                 See accompanying notes to financial statements

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1-  INTERIM RESULTS AND BASIS OF PRESENTATION

         The accompanying unaudited financial statements as of September 30, 2003 and September 30, 2002 and for the three month periods then ended have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Items 303 and 310 of Regulation S-B. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2003 and September 30, 2002 and the results of operations and cash flows for the three month periods then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended September 30, 2003, are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date.

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

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 3 - GOING CONCERN

         At September 30, 2003, the Company has a stockholders' deficit of $110,670 and has significant capital needs, which to date has been met through private sales of its equity. The Company will continue to need substantial infusions of capital, which it expects to continue to fund primarily from private sales of its equity and loans, or by a public offering of its equity or debt securities.

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

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 5 - FIXED ASSETS:

         Fixed assets consisted of the following at:

                                         Sept. 30,    Dec. 31,
                                           2003        2002
                                         --------    --------

         Computers                       $  4,257    $  1,475
         Leasehold improvements            12,289       7,032
                                         --------    --------
                                           16,546       8,507

         Less accumulated depreciation     (2,594)       (188)
                                         --------    --------

                                         $ 13,952    $  8,319
                                         ========    ========

         For the nine months ended September 30, 2003, depreciation expense amounted to $2,906. For the nine months ended September 30, 2002 depreciation expense amounted to $0.

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

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 8 - SUBSEQUENT EVENTS:

         In connection with a proposed filing on Form SB-2 the Company has entered into an agreement with certain key employees to issue 661,000 shares valued at an estimated fair value of $.25 per share for reduced salaries from November 1, 2002 through December 31, 2002, for services rendered. The Company recorded compensation expense of $48,107 for the year ended December 31, 2002 and $69,008 for the nine months ended September 30, 2003 relating to the agreements. The compensation expense recorded is included in accrued liabilities at September 30, 2003 and December 31, 2002 in the accompanying financial statements.

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

Going Concern
-------------

At September 30, 2003, the Company has a stockholders' deficit of $110,670 and has significant capital needs, which to date has been met through private sales of its equity. The Company will continue to need substantial infusions of capital, which it expects to continue to fund primarily from private sales of its equity and loans, or by a public offering of its equity or debt securities


PLAN OF OPERATIONS

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

Liquidity and Capital Resources
-------------------------------

As of September 30, 2003, ISI had cash resources of approximately $4,437, with currently due expenses of $118,703, including normal trade payables. Of these expenses, approximately $117,115 consists of accrued but unpaid salaries that will be converted to shares of Common Stock upon any subsequent registration of an offering to sell its shares. Based on the Company's existing expenses, it will need to raise approximately $450,000 in new capital to fund six months of operations if ISI generated no revenues from operations.

The Company anticipates that its operating requirements for the forthcoming nine months to be as follows:

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

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Income Taxes
------------

There were no current or deferred tax expense for the three months ended September 30, 2003 and September 30, 2002 due to net losses from operations by the Company.

Net Loss
--------

The Company has incurred net losses in the aggregate of $415,317 since its inception. The net loss for the year ended December 31, 2002 was $78,307. The net loss for the nine months ended September 30, 2003 was $337,010. The net loss consists of general and administrative expenses and research and development expenses. It is anticipated that these expenses will increase in 2003, as the Company hires additional personnel. To the extent that the Company is unable to secure additional external financing, and/or generate cash revenue from operations, the results and the ability of the Company to continue as an ongoing concern may be materially adversely affected.

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