Form 10QSB
period 2004-09-30
INTERNATIONAL SURFACING INC
filed 2004-11-22
CIK 1122112

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

      FOR ANNUAL AND TRANSITIONAL REPORTS UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                   (MARK ONE)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR FISCAL QUARTER ENDED SEPTEMBER 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR SECTION 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _____________ TO ______________

                        COMMISSION FILE NUMBER: 000-31403

                          INTERNATIONAL SURFACING, INC.
      ---------------------------------------------------------------------
      (Exact Name of Small Business Registrant as Specified in its Charter)

     Delaware                                             52-2257557
-------------------                                ----------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                        5 Erie Street, Garfield, NJ 07026
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

As of November 16, 2004, the Registrant had outstanding 32,194,480 shares of Common Stock, $.0001 par value.

The Registrant's revenues for the quarter ended September 30, 2004 were $0.

ITEM 1. FINANCIAL INFORMATION

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                                 BALANCE SHEETS
                 As of September 30, 2004 and December 31, 2003

                                                                                                  Sept. 30,            Dec. 31,
                                                                                                    2004                 2003
                                                                                              -----------------     ----------------
                                                                                                (Unaudited)            (Note 1)

                                     ASSETS

CURRENT ASSETS:
Cash                                                                                          $         48,352      $         2,711
Loans receivable                                                                                         -                    2,500
Prepaid expenses                                                                                         2,500               -
                                                                                              -----------------     ----------------

          Total current assets                                                                          50,852                5,211
                                                                                              -----------------     ----------------

FIXED ASSETS, less accumulated depreciation and amortization of $8,571 at September 30,
2004 and $4,313 at December 31, 2003                                                                    13,198               12,733
                                                                                              -----------------     ----------------
                                                                                                        13,198               12,733
                                                                                              -----------------     ----------------
OTHER ASSETS:
  Other assets                                                                                           5,000                5,000
                                                                                              -----------------     ----------------
                                                                                                         5,000                5,000
                                                                                              -----------------     ----------------

        Total assets                                                                          $          69,050     $        22,944
                                                                                              =================     ================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                                              $        92,661       $       29,114
Accrued expenses                                                                                      165,250              165,250
Due to officer                                                                                        123,751               24,105
                                                                                              -----------------     ----------------

        Total current liabilities                                                                     381,662              218,469
                                                                                              -----------------     ----------------
STOCKHOLDERS' EQUITY:
Common stock, $.0001 par value; 100,000,000 shares authorized;
27,104,480 shares issued and outstanding at September 30, 2004 26,424,080 shares issued
and outstanding at December 31, 2003                                                                    2,710                2,642
Additional paid in capital                                                                            512,656              350,505
Deficit accumulated during the developmental stage                                                   (827,978)            (548,672)
                                                                                              -----------------     ----------------

          Total stockholders' deficit                                                                (312,612)            (195,525)
                                                                                              -----------------     ----------------

          Total liabilities and stockholders' equity                                          $        69,050       $       22,944
                                                                                              =================     ================

                 See accompanying notes to financial statements

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                  Nine Months Ended                     Three Months Ended             Cumulative
                                                  -----------------                     ------------------
                                            Sept. 30,           Sept. 30,          Sept. 30,           Sept. 30,      Developmental
                                               2004                2003               2004               2003             Stage
                                         -----------------    ---------------    ---------------     -------------    --------------
                                                                (Restated)                             (Restated)
EXPENSES:
Selling, general and administrative            $ 275,048      $    334,104          $  123,688          $  96,774        $ 819,407
Depreciation                                       4,258              2,906              1,442              1,219            8,571
                                         -----------------    ---------------    ---------------     -------------    --------------
      Total expenses                             279,306            337,010            125,130             97,993          827,978
                                         -----------------    ---------------    ---------------     -------------

NET LOSS                                       $(279,306)         $(337,010)        $ (125,130)         $ (97,993)      $ (827,978)
                                         =================    ===============    ===============     =============    ==============

BASIC AND DILUTED EARNINGS PER SHARE
                                                $  (.010)          $  (.013)         $   (.005)         $   (.004)
                                         =================    ===============    ===============     =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING
                                              26,867,347          25,500,000        27,085,480         25,500,000
                                         =================    ===============    ===============     =============

                 See accompanying notes to financial statements

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                             STATEMENT OF CASH FLOWS
                           Increase (Decrease) in Cash
                                   (Unaudited)

                                                                                   Nine Months Ended      Cumulative
                                                                                -----------------------
                                                                                Sept. 30,     Sept. 30,   Development
                                                                                  2004          2003         Stage
                                                                                ---------    ----------   -----------
                                                                                             (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                        $(279,306)   $(337,010)   $(827,978)
                                                                                ---------    ---------    ---------

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation                                                                        4,258        2,906        8,571

Changes in assets and liabilities:
Increase (decrease) in loans receivable                                             2,500            -            -
Increase (decrease) in prepaid expenses                                            (2,500)           -       (2,500)
Increase (decrease) in security deposit                                                 -            -       (5,000)
Increase (decrease) in accounts payable                                            63,546            -       92,660
Increase (decrease) in accrued expenses                                                 1       68,239      165,251
Increase (decrease) in bank overdraft                                                   -       (3,102)           -
Increase (decrease) in due to officer                                              99,646       15,356      123,751
                                                                                ---------    ---------    ---------

          Total adjustments                                                       167,451       83,399      382,733
                                                                                ---------    ---------    ---------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                 (111,855)    (253,611)    (445,245)
                                                                                ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Payment made in connection with recapitalization                                        -            -      (15,000)
Purchase of equipment                                                              (4,723)      (8,039)     (21,769)
                                                                                ---------    ---------    ---------

NET CASH USED IN INVESTING ACTIVITIES                                              (4,723)      (8,039)     (36,769)
                                                                                =========    =========    =========

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of additional shares of common stock                                          68           29          949
    Additional paid in capital arising from the issuance of additional shares     162,151      266,058      476,617
Execution of convertible notes payable                                                  -            -       52,800
                                                                                ---------    ---------    ---------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
                                                                                  162,219      266,087      530,366
                                                                                ---------    ---------    ---------

INCREASE (DECREASE) IN CASH                                                        45,641        4,437       48,352

CASH, beginning of period                                                           2,711            -            -
                                                                                ---------    ---------    ---------

CASH, end of period                                                             $  48,352    $   4,437    $  48,352
                                                                                =========    =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION, cash paid during the nine months for:

     Interest                                                                    $      -     $      -   $        -
                                                                                =========    =========    =========
     Income Taxes                                                                $      -     $      -   $        -
                                                                                =========    =========    =========

                 See accompanying notes to financial statements

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1-   INTERIM RESULTS AND BASIS OF PRESENTATION

          The accompanying unaudited financial statements as of September 30, 2004 and September 30, 2003 and for the nine and three months periods then ended have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2004 and September 30, 2003 and the results of operations and cash flows for the nine and three months periods then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the nine months ended September 30, 2004, are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The Company believes, however, that the disclosures in this report are adequate to make the information presented not misleading in any material respect. The accompanying financial statements should be read in conjunction with the audited financial statements of International Surfacing, Inc. as of December 31, 2003 and the notes thereto included in the Company's report on Form 10-KSB as filed with the Securities and Exchange Commission.


Note 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

          Description of Business:

          International Surfacing, Inc. (f/k/a Harmonica Acquisition Corporation), a Delaware corporation ("the Company") was formed on March 24, 1999, but did not conduct any operating activities nor generate any revenues and was dormant until January 2002.

          The Company was founded to develop, manufacture, market and distribute rubber horseshoes and related products. The Company's initial target markets are the horse racing and equestrian industries. Management believes that the product can be utilized throughout the equine world.

          In December 2002, International Surfacing Inc., a New Jersey corporation ("International-NJ"), purchased all of the outstanding common stock of the Company for $15,000 in a transaction deemed to be a recapitalization. As a part of the overall transaction, International-NJ, exchanged its common shares of the Company for its own common shares through an exchange agreement with its shareholder, and the Company subsequently changed its name to International Surfacing Inc. The Company previously accounted for the loss on the acquisition as an impairment loss. The accompanying financial statements have been restated to treat the loss on the acquisition as a reduction of paid-in capital; and the acquisition as a recapitalization.

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

          Equipment

          Equipment is recorded at cost, less accumulated depreciation. Depreciation expense is provided on a straight-line basis, using estimated useful lives of 3 years for equipment. The costs of improvements on leased property are capitalized as leasehold improvements and are amortized on a straight-line basis using an estimated useful life of 3 years, which represents the applicable lease period, plus any renewal periods which are expected to be exercised. Routine maintenance and repairs are charged to expense as incurred. Major replacements and improvements are capitalized. When assets are sold or retired, the related cost and accumulated depreciation are removed from the accounts and gains or losses from dispositions are credited or charged to income.

          Income Taxes

          The Company accounts for income taxes in accordance with the "liability method" of accounting for income taxes. Accordingly, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Current income taxes are based on the respective periods' taxable income for federal and state income tax reporting purposes.

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

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

          Long Lived Assets

          Review are regularly performed to determine whether facts and circumstances exist which indicate that the carrying amount of assets may not be recoverable or the useful life is shorter than originally estimated. The Company assesses the recoverability of its assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. If assets are determined to be recoverable, but the useful lives are shorter than originally estimated, the net book value of the assets is depreciated over the newly determined remaining useful lives.

Note 3 -  GOING CONCERN

          At September 30, 2004, the Company reported a stockholders' deficit of $312,612. The Company does have significant capital needs, which to date have been met through private sales of its equity. The Company will continue to need substantial infusions of capital, which it expects to continue to fund primarily from loans, or by a public offering of its equity or debt securities.

Note 4 -  RECENT ACCOUNTING PRONOUNCEMENTS

          In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("FAS No. 141") and FAS No. 142, "Goodwill and Other Intangible Assets." FAS No. 141 requires all business combinations initiated after September 30, 2001 be accounted for under the purchase method of accounting. FAS No. 141 also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill and those acquired intangible assets that are required to be included in goodwill.

          Effective January 1, 2003, the Company adopted FAS No. 142.

          In May 2003, the Financial Accounting Standards Board issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, effective for the fiscal period beginning after December 15, 2003. Statement No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. To the extent that the Company is either now or in the future required to repurchase shares of common stock, the adoption of Statement No. 150 would require the Company to classify common stock subject to redemption as a liability as of January 1, 2004, based on the latest revision. Prospectively, changes in the liability with the exception of redemptions will be included in pre-tax income.

          In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus in Issue No. 00-21 ("Issue 00-21"), Revenue Arrangements with Multiple Deliverables. Issue 00-21 provides guidance on how to account for arrangements that involve delivery or performance of multiple products, services and/or rights to use assets. The adoption of Issue 00-21 is not expected to have an impact on the Company's financial position or results of operations.

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 4 -  RECENT ACCOUNTING PRONOUNCEMENTS (continued)

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

          In September 2003, the FASB issued FAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." FAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. FAS No. 146 requires that the initial measurement of liability be at fair value. FAS No. 146 became effective for the Company beginning in January 2004. The Company does not expect the adoption to have a material impact on its results of operations and financial position.

Note 5 -  FIXED ASSETS:

          Fixed assets consisted of the following at:



                                                 Sept.30,           Dec.31,
                                                   2004               2003
                                             ---------------    ---------------
  Computers                                      $  4,257            $ 4,257
  Equipment                                         4,723              -
  Leasehold improvements                           12,789             12,789
                                             ---------------    ---------------
                                                   21,769             17,046

  Less accumulated depreciation                    (8,571)             (4,313)
                                            ---------------    ---------------

                                                 $ 13,198            $12,733
                                            ===============    ===============

For the nine months ended September 30, 2004, depreciation expense amounted to $4,258.

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


Note 8 -  SUBSEQUENT EVENTS:

          The Company has filed a registration statement on Form SB-2 for the resale of 7,249,730 shares of common stock presently outstanding and held by selling stockholders.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

CRITICAL ACCOUNTING POLICIES

Description of Business

International Surfacing, Inc. (f/k/a Harmonica Acquisition Corporation), a Delaware corporation ("the Company") was formed on March 24, 1999, but did not conduct any operating activities nor generate any revenues and was dormant until January 2002.

The Company was founded to develop, manufacture, market and distribute rubber horseshoes and related products. The Company's initial target markets are the horse racing and equestrian industries. Management believes that the product can be utilized throughout the equine world.

In December 2002, International Surfacing Inc., a New Jersey corporation ("International-NJ") purchased all of the outstanding common stock of the Company for $15,000 in a transaction deemed to be a recapitalization. As a part of the overall transaction, International-NJ exchanged its common shares of the Company for its own common shares through an exchange agreement with its shareholder, and the Company subsequently changed its name to International Surfacing Inc. The Company previously accounted for the loss on the acquisition as an impairment loss. The accompanying financial statements have been restated to treat the loss on the acquisition as a reduction of paid-in capital; and the acquisition as a recapitalization.

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

Income Taxes

The Company accounts for income taxes in accordance with the "liability method" of accounting for income taxes. Accordingly, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Current income taxes are based on the respective periods' taxable income for federal and state income tax reporting purposes.

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

Long Lived Assets

Review are regularly performed to determine whether facts and circumstances exist which indicate that the carrying amount of assets may not be recoverable or the useful life is shorter than originally estimated. The Company assesses the recoverability of its assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. If assets are determined to be recoverable, but the useful lives are shorter than originally estimated, the net book value of the assets is depreciated over the newly determined remaining useful lives.

Going Concern

At September 30, 2004, the Company reported a stockholders' deficit of $312,612. The Company does have significant capital needs, which to date have been met through private sales of its equity. The Company will continue to need substantial infusions of capital, which it expects to continue to fund primarily from loans, or by a public offering of its equity or debt securities

PLAN OF OPERATIONS

The Company was founded to develop, manufacture, market and distribute unique rubber horseshoes and related services. The founder of International-NJ, Samuel Serritella, recognized an opportunity to develop a product that we believe would take less of a toll on the legs of horses as compared to conventional iron or aluminum shoes. The initial market is the horse racing industry; however, the Company believes its product may be used on any type of horse. If the StealthShoe(TM) becomes established in the horse racing industry, the Company intends to broaden its market to include shoes for horses used in an urban setting, such as police horses and carriage horses, shoes for therapeutic purposes for lame horses and shoes for the general horse owner market.

After nearly three years of research and development by the Company's founders, the Company has tested StealthShoe(TM) product in actual racing conditions. The Company is moving to increase its pool of research subjects to study the strength and wear characteristics of its product. Through its ongoing research and development, the Company expects to continue to improve its products and eventually move into commercial production. In order to move into commercial production, it must establish a relationship with a manufacturer. At this time the Company is currently negotiating with several manufacturers but it has not yet reached a definitive agreement. At this time, the Company is unable to determine when it will enter into a manufacturing agreement, if at all. Upon entering into an agreement with a manufacturer, the Company expects to move into commercial production as soon as possible.

To date, the Company has given our product to certain horse trainers throughout the United States in return for test data and reports from users. The test subjects have been trotters and pacers, quarter horses, dressage horses and police horses. Currently, over fifty horses have used or are using the StealthShoe(TM) in training and racing or working conditions.

The Company expended approximately $275,000 in Research and Development costs over the last two years. These amounts are included in the General and Administrative expenses in the accompanying financial statements.

The Company has incurred net losses in the aggregate of $827,987 since its inception though the nine months ended September 30, 2004. The net loss for the year ended December 31, 2003 was $470,365 and the net loss for the nine months ended September 30, 2004 was $279,306. The net loss consists of general and administrative expenses and research and development expenses. To the extent that we are unable to secure additional external financing, and/or generate cash revenue from operations, our ability to continue as a going concern may be adversely affected. There were no current or deferred tax expense for the nine months ended September 30, 2004 and September 30, 2003 due to net losses from operations by the Company.

The Company anticipates losses to continue because it expects to incur additional costs and expenses related to:

     o    brand development (estimated to be approximately $50,000);

     o marketing and other promotional activities(estimated to be approximately $50,000);

     o    expansion of operations(estimated to be approximately $150,000);

     o    purchase of raw materials (estimated to be approximately $500,000);
          and

     o    monthly operating expenses(estimated to be approximately $250,000).

The Company does no expect to purchase or sell any plant or significant equipment and it does not expect for there to be a significant change in the number of its employees during the upcoming year.

Liquidity and Capital Resources

On September 30, 2004, the Company had cash resources of $48,352 with total current liabilities of $381,662, including normal trade payables. Based on its existing expenses, it will need to raise approximately $1,000,000 in new capital to fund our operations during the next year. The Company is currently operating using cash generated from the sale of its common stock or from funds loaned by our Chief Executive Officer. The Company expects to use the funds generated, if any, for the purchase of raw materials, brand development, expansion of its operations and general monthly expenses. This calculation is based on its average current monthly expense level of approximately $20,000 per month.

From April 3, 2003 through October 7, 2003, the Company issued and sold convertible debentures in the amount of $225,575, which were convertible into its common stock at $.25 per share. Each of the debenture holders converted the debentures into an aggregate of 902,300 shares of common stock.

From October 9, 2003 through October 11, 2004, the Company issued and sold shares of common stock in the aggregate amount of $206,975 at $.25 per share, which resulted in the issuance of 827,900 shares of common stock.

On November 10, 2004, we issued and sold shares of common stock in the aggregate amount of $20,000 at $.25 per share to two accredited investors, which resulted in the issuance of an aggregate of 80,000 shares of common stock.

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) as of September 30, 2004. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

(b) Changes in internal controls.

Our Certifying Officers have indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company may be a party to litigation or other legal proceedings that it considers to be a part of the ordinary course of its business. The Company is not involved currently in legal proceedings that could reasonably be expected to have a material adverse effect on its business, prospects, financial condition or results of operations. The Company may become involved in material legal proceedings in the future.

Item 2. Changes in Securities.

From October 9, 2003 through October 11, 2004, the Company issued and sold shares of common stock in the aggregate amount of $206,975 at $.25 per share, which resulted in the issuance of 827,900 shares of common stock.

* All of the above offerings and sales were deemed to be exempt under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of the Company or executive officers of the Company, and transfer was restricted by the Company in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security None Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit Number             Description

31.1 Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1 Certification of CEO and CFO Pursuant to section 906 of the Sarbanes Oxley Act of 2002

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on November 19, 2004.

                                            INTERNATIONAL SURFACING, INC.






                                            By: /s/ Samuel Serritella
                                                    -----------------
                                                    Samuel Serritella,
                                                    CEO and CFO