Form 10KSB
period 2004-12-31
INTERNATIONAL SURFACING INC
filed 2005-04-15
CIK 1122112

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

      FOR ANNUAL AND TRANSITIONAL REPORTS UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                   (MARK ONE)

   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                 OF 1934 FOR FISCAL YEAR ENDED DECEMBER 31, 2004

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


                        5 Erie Street, Garfield, NJ 07026
               (Address of principal executive offices) (Zip Code)

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

On April 14, 2005, the Registrant had outstanding 32,254,480 shares of Common Stock, $0.0001 par value.

The Registrant's revenues for the year ended December 31, 2004 were $0.

                                TABLE OF CONTENTS
                            FORM 10-KSB ANNUAL REPORT
                       FISCAL YEAR ENDED DECEMBER 31, 2004

                          INTERNATIONAL SURFACING, INC.

    ITEM
                                                                           PAGE
    PART I

1.  Description of Business                                                   3
2.  Description of Properties                                                 4
3.  Legal Proceedings                                                         4
4.  Submission of Matters to a Vote of Security Holders                       4

    PART II

5. Market for Common Equity and Related Stockholder Matters 5 6. Management's Discussion and Analysis 5 7. Financial Statements 7 8. Changes in and Disagreements with Accountants on Accounting and
    Financial Disclosures                                                     7
8A. Controls and Procedures                                                   8
8B. Other Information                                                         8

    PART III

9.  Directors, Executive Officers, Promoters and Control Persons              9
10. Executive Compensation                                                   10
11. Security Ownership of Certain Beneficial Owners and Management           10
12. Certain Relationships and Related Transactions                           11
13. Exhibits                                                                 11
14. Principal Accountant Fees and Services                                   14


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

                                     PART I

ITEM 1. - DESCRIPTION OF BUSINESS

History

     We were incorporated on March 24, 1999 in the State of Delaware under the name of Harmonica Acquisition Corporation ("Harmonica"). We are engaged in the development, manufacture and sale of rubber-faced horseshoes for use in racing and training.

     In September 2002, Pierce Mill Associates, Inc., which owned all of the issued and outstanding shares of common stock in September 2002, entered into a stock purchase agreement with International Surfacing, Inc., a New Jersey corporation ("International-NJ"), whereby International-NJ purchased all of our outstanding shares for $15,000. International-NJ was incorporated on January 9, 1998 in the State of New Jersey. As a result, we became a wholly-owned subsidiary of International-NJ. International-NJ entered into the transaction for the purpose of acquiring a company that was a fully reporting company under the Securities Exchange Act of 1934 with the intent of entering into a share exchange entered in November 2002. Prior to entering into the stock purchase agreement, International-NJ was engaged in the development of rubber-faced horseshoes for use in racing and training.

     In November 2002, International-NJ exchanged all of its shares held in our company with the shareholder of International-NJ. Consequently, the shareholder of International-NJ became the shareholder of our company and we thereafter changed our name to International Surfacing, Inc. in December 2002. There were no fees paid to any person as consulting fees, finders' fees or financial services fees related to the International-NJ's acquisition of our common stock or the exchange. From inception to our share exchange with International-NJ, we had no operations and our sole business activity was seeking and investigating candidates for business combinations. International-NJ was engaged in the development of the StealthShoe(TM). We have not undergone any bankruptcy, receivership or similar proceeding and, except as set forth above, we have not undergone any material reclassification, merger, consolidation or purchase of a significant amount of assets not in the ordinary course of business.

StealthShoe(TM)

     Since January 2002, we have been engaged in the development and manufacturing of our StealthShoe(TM) and related products. We intend to commence marketing and distribution of StealthShoe(TM) in late January 2005. StealthShoe(TM) product is a unique rubber horseshoe. We believe the StealthShoe(TM) is a horseshoe that will take less of a toll on the legs of horses as compared to conventional iron or aluminum shoes. Our initial market is the horse racing industry; however, we believe that StealthShoe(TM) can be used on any horse.

     During the last two fiscal years, we estimate that we incurred expenses of approximately $296,000 in connection with research and development. We have increased our pool of research subjects to improve the strength and durability characteristics of StealthShoe(TM). Through our ongoing research and development, we expect to continue to improve StealthShoe(TM) and move into commercial production in the near future.

     StealthShoe(TM) consists of two layers of material, bonded in a proprietary way which includes metal preparation and rubber treatment methods that when combined with our custom blend of adhesives creates a unique bonding process. The shoe has an aluminum substrate and an outer face of tire-grade rubber. We believe that the rubber layer protects the horse's legs by cushioning the impact of each step. We are also in the process of creating a product with a steel substrate, for more heavy duty applications, such as police horses and carriage horses. We are currently developing the steel substrate horseshoe and intend to commence manufacturing the steel substrate by the end of July 2005.

     Over the next several months, we intend to complete research and testing and rollout our first commercial product at racetracks and training stables in the eastern United States. In order to accomplish this rollout, we have entered into a manufacturing and marketing agreement with Victory Racing Plate Co. We intend to continually update and refine our products to increase customer satisfaction. Although we intend to continually refine our products, we do not need additional research and development to sell StealthShoe(TM).

Manufacturing

     We manufacture our prototype products in our facility at 5 Erie Street in Garfield, New Jersey. Our facility consists of an approximately 1,000 square foot manufacturing area, equipped with machine tools, metal and rubber stamping equipment, lathes, power saws and other industrial equipment, plus storage for materials. This facility is adequate for our present prototype manufacturing needs.

     On December 9, 2004, in order to commence commercial production we entered into a Standard Manufacturing and Marketing Agreement with Victory Racing Plate Co. ("Victory"). Victory has agreed to provide all dies and materials for metal horseshoe production. We will provide the rubber insert and the process for bonding the metal and the rubber using our proprietary boding process. In addition, both parties have agreed to use their best efforts in promoting the StealthShoe and Victory has agreed to assist in the distribution of the Stealshoe using its existing distribution channels. As of the date hereof, we have no agreement with Victory regarding the revenue sharing from sales made through Victory. We are presently in negotiation regarding the revenue sharing pursuant to our agreement with Victory.

Marketing

     There are two distinct markets for our product. The first consists of owners and trainers of professional racehorses, which is the market we will focus on commencing in late January 2005 when we will attend the Hoof Care Summit with Victory in Cincinnati, Ohio. We intend to market to this segment using management's contacts as well as Victory's distribution channels. Within six months after the Hoof Care Summit, we intend to market the Stealhshoe, include a model using the steal substrate, to other professional horse users (mounted police, commercial riding stables and the like) and to general horse owners and veterinarians as a therapeutic shoe for lame horses. During each stage, together with Victory, management will market Stealthshoe to existing contacts of Victory and our company. In addition, we will attend trade shows and advertise in trade magazines. We expect to incur costs throughout 2005 of approximately $100,000 in connection with our marketing efforts.

Competition

     Our competition are manufacturers of the traditional steel or aluminum shoe. No other manufacturer is engaged in the manufacture and marketing of rubber shoes. The traditional horseshoe market is dominated by Victory Racing, St. Croix and Kercourt, which we believe have an equal percentage of the traditional horseshoe market. These competitors manufacturing the traditional steel or aluminum shoe are better capitalized, have been engaged in the horseshoe business for an extended period of time and may be able to develop a rubber shoe that would directly compete with the Stealthshoe. As of the date hereof, we are not aware of any efforts of these competitors to produce a rubber based horseshoe. Based on management's experience in the horseshoe industry, we believe that competition in the horseshoe industry is based on price, durability and comfort.

Raw Materials

     We purchase our raw materials, consisting of metal plates and recycled rubber, from a number of manufacturers. There are no exclusive suppliers for our raw materials, which are available from numerous suppliers. We purchase our bonding material from a supplier who manufacturers it according to our proprietary formula.

     All of the funds spent by us in the last two years were used for salaries and research and development expenses. Of this amount, approximately $296,000 was spent on research and development expenses.

Employees

     We have three full time employees. Sam Serritella, serves as our President, CEO and CFO. Mr. Serritella handles all financial responsibilities including the overseeing of all corporate governance issues. Mr. Seritella is also involved in research and development and acts as a liaison to the horse racing industry. Mr. Kouletas handles the day to day operations and is responsible for manufacturing of our product as well as the development of all manufacturing and distribution third party relationships. In addition, we also have an employee that provides administrative services.

Intellectual Property

     We regard our copyrights, service marks, trademarks, trade dress, trade secrets and similar intellectual property as critical to our success. In addition, we intend to file for patent protection for our proprietary technology. We can give no assurance that any such patent will be granted for our StealthShoe(TM) technology. We rely on trademark and copyright law, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our proprietary rights. We have received a trademark for use of the term "StealthShoe(TM)". We have filed a patent application with the United States Patent and Trademark Office. As of the date hereof, our patent application is pending. Our U.S. patent application number is 11/001,742.

ITEM 2. DESCRIPTION OF PROPERTIES

     We currently maintain our executive offices and research and development facilities at 5 Erie Street, Garfield, New Jersey 07026. Our telephone number at that address is (973) 253-6131. This facility consists of a 1,600 square foot manufacturing facility and approximately 1,500 square feet of office space. Our lease for these facilities is on a month to month basis pursuant to a verbal agreement at the rate of $2,500 per month. This facility is in good working condition and we expect this facility to satisfy our needs for the next 12 months. We lease our facilities from Rub Enterprises, an unaffiliated third party.

ITEM 3. LEGAL PROCEEDINGS

As of the date hereof, the Company is not a party to any legal proceedings, and none are known to be contemplated against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fiscal year ended December 31, 2004.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no market for our common stock.

     As of April 14, 2005, there were approximately 239 holders of record of our common stock and 32,254,480 shares of common stock outstanding. Approximately, 267,302 shares of common stock are eligible for resale under Rule 144. We have no options and warrants outstanding.

     We have appointed Liberty Transfer Co., Inc., P.O. Box 558, Huntington, NY 11743, as transfer agent for our shares of common stock.

Equity Compensation Plan Information

     As of December 31, 2004, we have not had any equity compensation plans outstanding.

ITEM 6. - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     Some of the information in this Form SB-2 contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "expect," "anticipate," "believe," "estimate" and "continue," or similar words. You should read statements that contain these words carefully because they:

     o    discuss our future expectations;
     o contain projections of our future results of operations or of our financial condition; and
     o    state other "forward-looking" information.

     We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors," "Business" and elsewhere in this prospectus. See "Risk Factors."

 Critical Accounting Policies

   Equipment

         Equipment is recorded at cost, less accumulated depreciation. Depreciation expense is provided on a straight-line basis, using estimated useful lives of 3 years for equipment. The costs of improvements on leased property are capitalized as leasehold improvements and are amortized on a straight-line basis using an estimated useful life of 3 years, which represents the Company's estimate that it would need larger facilities after three years and would have to vacate the current facilities Routine maintenance and repairs are charged to expense as incurred. Major replacements and improvements are capitalized. When assets are sold or retired, the related cost and accumulated depreciation are removed from the accounts and gains or losses from dispositions are credited or charged to income.

   Income Taxes

         We follow the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that included the enactment date. Deferred tax assets resulting principally from operating losses have not been recognized.

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

   Going Concern

         At December 31, 2004, we reported a stockholders' deficit of $283,226 and we have significant capital needs, which to date has been met through private sales of our equity. We will continue to need substantial infusions of capital, which we expect to continue to fund primarily from private sales of its equity and loans, or by a public offering of its equity or debt securities.

Plan of Operation

     We were founded to develop, manufacture, market and distribute unique rubber horseshoes and related services. The founder of our company, Samuel Serritella, recognized an opportunity to develop a product that we believe would take less of a toll on the legs of horses as compared to conventional iron or aluminum shoes. Our initial market is the horse racing industry; however, we believe our product may be used on any type of horse. If the StealthShoe(TM) becomes established in the horse racing industry, we intend to broaden our market to include shoes for horses used in an urban setting, such as police horses and carriage horses, shoes for therapeutic purposes for lame horses and shoes for the general horse owner market.

     After nearly three years of research and development by our founders, we have tested StealthShoe(TM) product in actual racing conditions. We are moving to increase our pool of research subjects to study the strength and wear characteristics of our product. Through our ongoing research and development, we expect to continue to improve our products and eventually move into commercial production. Currently, Sam Serritella and Gary Kouletas head our research and development. We have set up a small scale manufacturing facility to produce our product for testing purposes. This includes cutting and milling materials as well as bonding our products. Through this process we have been able to test adhesives and compare different aluminums and different steel as well as testing different rubber samples. .

     We have entered a manufacturing and marketing agreement with Victory Racing Plate Company, a company that has been involved in the horseshoe industry for 75 years. However, we have not yet reached an agreement with Victory regarding price and/or profit sharing in connection with our combined manufacturing and marketing efforts. Together with Victory, we introduced the Stealthshoe into the horseshoe market at the international hoof care summit in Cincinnati, Ohio on January 29, 2005. Within the next month, Victory will begin to market the Stealthshoe to strategic parts of the country, beginning with the east coast. These marketing efforts will include video marketing, print ads, attendance at trade shows and consignment to various distributors. We expect to incur approximately $250,000 in costs in connection with marketing and production (including the purchase of raw materials) during this period. We will utilize Victory's established distribution channels.

     After six months of manufacturing the aluminum shoe, together with Victory, we will begin the manufacturing of the steel substrate model to accommodate the police and carriage horse market. We expect to incur costs related to marketing and production (including the purchase of raw materials) of approximately $150,000.

     Six months after we have introduced our product to the police and carriage horse market, we will begin to market the shoe to other markets including the pleasure horse and Amish horse markets. We expect to incur costs related to marketing and production (including the purchase of raw materials) of approximately $150,000.

     We expect these costs to be funded by sales of our common stock or debt financing. Victory will be absorbing start up die costs.

     We are currently developing a new type of rubber horseshoe for the horse racing and equestrian industries. This product is currently in the developmental stage. We maintain a small-scale manufacturing facility adjacent to its executive offices, where the product is manufactured and tested. For the year ended December 31, 2004, we expended $20,783 in research and development costs in developing this project. In 2003, research and development costs were $250,926. The cumulative developmental stage costs for this product were $295,955.

     We have incurred net losses in the aggregate of $1,331,846 since our inception though the year ended December 31, 2004. The net loss for the year ended December 31, 2004 was $783,174. The net loss for the year ended December 31, 2003 was $470,365. The net loss consists of general and administrative expenses, research and development expenses, compensation expenses and depreciation and amortization. Research and Development expenses decreased from $250,926 for the year ended December 31, 2003 to $20,783 for the year ended December 31, 2004. This decrease was offset by increases when comparing our year ended December 31, 2004 to December 31, 2003 to our general and administrative expenses of $246,521 (2004: $344,692; 2003: 98,171) and increases to our compensation expense of $294,857 (2004: $412,000; 2003: $117,143). To the extent that we are unable to secure additional external financing, and/or generate cash revenue from operations, our ability to continue as a going concern may be adversely affected.

     We anticipate losses to continue because we expect to incur additional costs and expenses related to:

     o brand development which includes updating the design and engineering our horseshoe (estimated to be approximately $50,000);
     o marketing and other promotional activities which includes attending trade shows, creating of pamphlets, displays and videos and media advertisements (estimated to be approximately $50,000);
     o expansion of operations including the updating of office equipment and our R&D facility (estimated to be approximately $150,000);
     o purchase of raw materials such as aluminum, rubber and adhesives (estimated to be approximately $500,000); and
     o monthly operating expenses which includes general operating equipment, professional fees and other administrative expenses (estimated to be approximately $250,000).

     We do not expect to purchase or sell any plant or significant equipment and we do not expect for there to be a significant change in the number of our employees during the upcoming year.

Liquidity and Capital Resources

     On December 31, 2004, we had cash resources of $146 with total current liabilities of $300,569, including normal trade payables. Based on our existing expenses, we expect to be able to continue our operations for two months and we will need to raise approximately $1,000,000 in new capital to fund our operations during the next year. We are currently operating using cash generated from the sale of our common stock or from funds loaned by our Chief Executive Officer.

    Since we commenced operations in the horseshoe industry, Mr.
Serritella, our Chief Executive Officer, has loaned approximately $261,977.13 to our company to fund our research and development and working capital. We have repaid Mr. Serritella approximately $138,540.00, which has resulted in an outstanding balance of $123,437.13 as of December 31, 2004. These loans are interest free and are due on demand. We expect to use the funds generated from future financings, if any, for the purchase of raw materials, brand development, expansion of our operations and general monthly expenses. This calculation is based on its average current monthly expense level of approximately $20,000 per month. In order to raise the new capital, we may engage in public or private financing, strategic relationships or other arrangements. We do not have any commitment from Mr. Serritella to engage in additional financing. There can be no assurance that such additional funding whether from third parties or Mr. Serritella will be available on terms acceptable to our company, or at all. If adequate funds are not available on acceptable terms, we may be unable to develop or enhance our products or take advantage of future opportunities either of which could have a material adverse effect on our business, results of operations and financial condition.

    During the year ended December 31, 2002, we issued and sold convertible debentures in the amount of $52,800, which were convertible into its common stock at $.25 per share. Each of the debenture holders converted the debentures into an aggregate of 211,200 shares of common stock.

     From October 9, 2003 through October 11, 2004, we issued and sold shares of common stock in the aggregate amount of $479,306 at $.25 per share, which resulted in the issuance of 1,903,280 shares of common stock.

     On October 11, 2004, we issued an aggregate of 1,500,000 shares to the following parties in consideration for shares of common stock in ICE, Inc.

                  Name                           Number of Shares
                  ----                           ----------------
                  Dolores McLaren                     500,000
                  Dolores Flynn                       500,000
                  Patricia McLaren                    500,000

     On November 10, 2004, we issued and sold shares of common stock in the aggregate amount of $20,000 at $.25 per share to two accredited investors, which resulted in the issuance of an aggregate of 80,000 shares of common stock.

Off-Balance Sheet Arrangements

     We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on us.


ITEM 7. FINANCIAL STATEMENTS

     We are filing the following reports, financial statements and notes to financial statements with this Annual Report. These reports may be found following Part III of this Annual Report.

     The Audited Financial Statements for the Year Ending December 31, 2004, with related report of auditor and notes to financial statements, are attached hereto following the end of the Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     In November 2002, subsequent to the change in control of our company in connection with the Exchange Stock Agreement entered with International Surfacing, Inc., a New Jersey corporation, we ceased all contact with Weinberg & Company, P.A. ("Weinberg"), which effectively resulted in the resignation of Weinberg.

     On January 2, 2003, we engaged Tedder James Worden & Associates ("Tedder"), as our principal independent accountant. This decision to engage Tedder was taken upon the unanimous approval of our Board of Directors.

     During the two fiscal years ended December 31, 2001 and December 31, 2000, and through to Weinberg's resignation, (i) there were no disagreements between our company and Weinberg on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Weinberg would have caused Weinberg to make reference to the matter in its reports on our financial statements, and (ii) Weinberg's report on our financial statements did not contain any other adverse opinion, disclaimer of opinion, or modification or qualification of opinion except that Weinberg's opinion in its report on our financial statements for the years ended December 31, 2001 and 2000 expressed substantial doubt with respect to our ability to continue as a going concern due to the fact that we are in the development stage, have no established source of revenue and are dependent on our ability to raise capital from stockholders or other sources to sustain operations. It should be noted that Weinberg did not account, review or audit our financial statement for December 31, 2003 and 2002 or through to its resignation. During the last two most recent fiscal years ended December 31, 2003 and December 31, 2002 and through its resignation, there were no reportable events as the term described in Item 304(a)(1)(iv) of Regulation S-B; provided, however, Weinberg did not account, review or audit our financial statement for December 31, 2003 and 2002 or through its resignation.

     During the two most recent fiscal years and through the Resignation, we have not consulted with Tedder regarding either:

     1. the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report was provided to the Company nor oral advice was provided that Tedder concluded was an important factor considered by the Registrant in reaching a decision as to the accounting, auditing or financial reporting issue; or
     2. any matter that was either subject of disagreement or event, as defined in Item 304(a)(1)(iv)(A) of Regulation S-B and the related instruction to Item 304 of Regulation S-B, or a reportable event, as that term is explained in Item 304(a)(1)(iv)(A) of Regulation S-B.

     On March 22, 2004, our accountants, Tedder, James, Worden & Associates ("Tedder") tendered their resignation as our independent accountants.

     Tedder's reports on our financial statements for the year ended December 31, 2002 and the interim reports for 2003 did not contain any adverse opinions or disclaimers of opinion, nor were they modified as to uncertainty, audit, scope or accounting principles. There were no disagreements with Tedder on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. Tedder's report did raise certain doubts regarding our ability to continue as a going concern.

     On March 22, 2004, our Board of Directors engaged the firm of Jerome Rosenberg, CPA, P.C. as independent accountant to audit our financial statements for the period ending December 31, 2003.

     During the two most recent fiscal years (ended December 31, 2003 and 2002), and from January 1, 2004 to the date of engagement, neither our company nor anyone on its behalf consulted with Jerome Rosenberg, CPA, P.C. regarding the application of accounting principles to a specified transaction whether completed or uncompleted, the type of audit opinion that might be rendered on our financial statements or as to any matter that was either the subject of a disagreement with the previous independent auditor or was a reportable event.

ITEM 8A. CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Executive Officer, concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

     The Company maintains a system of internal controls designed to provide reasonable assurance that: transactions are executed in accordance with management's general or specific authorization; transactions are recorded as necessary (i) to permit preparation of financial statements in conformity with generally accepted accounting principles and (ii) to maintain accountability for assets. Access to assets is permitted only in accordance with management's general or specific authorization and the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

     Since the date of the most recent evaluation of the Company's internal controls by the Chief Executive and Chief Financial Officers, there have not been changes in the Company's internal controls over financial reporting for the period covered by this report that materially affected or were likely to materially affect the Company's internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.
                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our directors and executive officers are as follows:

--------------------------------------------------------------------------------
                               DIRECTOR OF
NAME AND ADDRESS         AGE   OFFICER SINCE     POSITION
--------------------------------------------------------------------------------
Samuel M. Serritella     58       2002           President, Chief Executive
                                                 Officer, Chief Financial
                                                 Officer, Chairman of the Board
--------------------------------------------------------------------------------
Gary Kouletas            28       2002           Vice President
--------------------------------------------------------------------------------
Thomas R. Miller         65       2002           Director
--------------------------------------------------------------------------------
Michael Luterzo          45       2002           Director
--------------------------------------------------------------------------------

Samuel Serritella serves as our President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors since November 2002. Before his involvement in our company, since 1995, Mr. Serritella has been self-employed in the tire recycling business where he was engaged in the producing and selling of rubber chips. Mr. Serritella spends more than 40 hours per week on our business.

Gary Kouletas serves as a Vice President of our company. Before joining our company in 2002, Mr. Kouletas was engaged in the development of real estate residential projects. Since 1996, Mr. Kouletas has owned and operated a number of residential real estate projects in northern New Jersey under the name of Kouletas Real Estate, a family owned entity. Mr. Kouletas was engaged in the administration and management of the business. Mr. Kouletas attended William Paterson College and Montclair State University, both located in New Jersey. Mr. Kouletes spends more than 40 hours per week on our business.

Michael Luterzo is a Director of our company and is a member of the Compensation Committee and the Audit Committee. Mr. Luterzo has over thirty years of experience in metal fabrication and manufacturing. Since 1990, Mr. Luterzo has been employed at Tappan Wire + Cable, Inc., where he currently holds the position of Vice President of Sales and Marketing. Tappan Wire + Cable, Inc. manufacturers wire and wire cables for industrial uses, such as cranes and fencing.

Thomas Miller is a director of our company. Mr. Miller has had a varied career in the mining industry as a developer of new mining methods and inventor of mining machinery. Mr. Miller has been granted eight U.S. patents and five foreign patents on drilling and mining devices. Further, Mr. Miller has experience in the tire and rubber recycling industry, which such experience will be invaluable in the development and production of our rubber faced horseshoes. Since 1998, Mr. Miller has owned and operated Interstate Environmental Technologies, Inc., a tire recycling business of which he is president.

The above listed directors will serve until the next annual meeting of the stockholders or until their death, resignation, retirement, removal, or disqualification, and until their successors have been duly elected and qualified. Vacancies in the existing Board of Directors are filled by majority vote of the remaining Directors. Our officers serve at the will of the Board of Directors. There are no agreements or understandings for any officer or director to resign at the request of another person and no officer or director is acting on behalf of or will act at the direction of any other person. There is no family relationship between any of our executive officers or directors.

BOARD COMMITTEES. The Board of Directors has established a Compensation Committee consisting of Mr. Serritella, Mr. Ciarletta and Mr. Luterzo and an Audit Committee whose members are Mr. Serritella, Mr. Luterzo and Mr. Ciarletta. Mr. Ciarletta, an independent director, serves as our audit committee financial expert.

No members of the Compensation Committee serve on any other boards with any of our officers or directors.

DIRECTOR COMPENSATION. Our directors do not receive any cash or other compensation for their service as members of the Board of Directors, although they are reimbursed for travel and lodging expenses in connection with attendance at Board meetings.

Code of Ethics

         We have adopted a Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of our officers, directors and employees.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, and the regulations of the Securities and Exchange Commission promulgated thereunder, require our directors, executive officers and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission, and provide us with copies of such reports. Based solely on a review of the copies of the reports furnished to us, or written representations that no reports were required to be filed, we believe that during the fiscal year ended December 31, 2004 none of the Section 16(a) filing requirements applicable to our directors, officers, and greater than 10% beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION

     The following tables set forth certain information regarding our CEO and each of our most highly compensated executive officers whose total annual salary and bonus for the fiscal year ending December 31, 2004, 2003 and 2002 exceeded $100,000.

                           Summary Compensation Table


------------------------------------------------------------------------------------------------------------------
Name and Principal           Year          Annual Compensation           All Other Awards       Other Annual
Long-Term Position                         Salary($) Bonus($)                                   Compensation
Compensation                               Compensation
------------------------------------------------------------------------------------------------------------------
Samuel M. Serritella         2002               --                       $     0                    --
President + CEO              2003          $74,094                       $50,000                    --
                             2004          $78,000                       $     0              $194.000
------------------------------------------------------------------------------------------------------------------
Gary Kouletas                2002               --                       $     0                    $0
Vice President               2003          $36,200                       $50,000                    --
                             2004          $28,250                       $     0              $218,000
------------------------------------------------------------------------------------------------------------------
Louis Paulucci(1)            2002               --                       $     0                    $0
Vice President               2003          $35,900                       $50,000                    --
                             2004               --                       $     0                    $0
------------------------------------------------------------------------------------------------------------------

(1) Resigned as an officer in July 2004.

We did not pay to our Chief Executive Officer or any executive officer any compensation intended to serve as incentive for performance to occur over a period longer than one year pursuant to a long-term incentive plan in the years ended December 31, 2003 and December 31, 2004.

We do not have any defined benefit or actuarial plan with respect to our Chief Executive Officer or any executive officer under which benefits are determined primarily by final compensation and years of service.

Stock Option Grants in Last Fiscal Year

     All stock options granted during the last fiscal year have been cancelled.

Aggregate Option Exercises in Last Fiscal Year

     None of the named executive officers exercised options during the year ended December 31, 2004.

Employment Agreements

     We presently do not have any employment agreements

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information regarding the beneficial ownership of our common stock as of April 14, 2005. The information in this table provides the ownership information for:

     o each person known by us to be the beneficial owner of more than 5% of our Common Stock;

     o    each of our directors;

     o    each of our executive officers; and

     o    our executive officers and directors as a group.

     Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them. Common stock beneficially owned and percentage ownership is based on 32,254,480 shares outstanding on April 14, 2005, and assuming the exercise of any options or warrants or conversion of any convertible securities held by such person, which are presently exercisable or will become exercisable within 60 days after April 14, 2005.

--------------------------------- -------------------------------------- -------------------
Name and Address                   Number of Shares Beneficially Owned   Percent of Class
--------------------------------- -------------------------------------- -------------------
Samuel Serritella (1) **          6,972,750                                21.61%

--------------------------------- -------------------------------------- -------------------
Gary Kouletas (1) **              1,490,000                                 4.61%

--------------------------------- -------------------------------------- -------------------
Richard Ciarletta (1) **            270,000                                   *

--------------------------------- -------------------------------------- -------------------
Thomas R. Miller (1) **             100,000                                   *

--------------------------------- -------------------------------------- -------------------
Michael Luterzo (1) **               60,000                                   *

--------------------------------- -------------------------------------- -------------------
Theresa Cavalomagno               2,000,000                                 6.20%
35 Garwood Court
Garfield, NJ 07026

--------------------------------- -------------------------------------- -------------------
Nicole Horvath                    2,000,000                                 6.20%
179 Farnham Ave.
Lodi, NJ 07644
-------------------------------- -------------------------------------- --------------------
All officers and directors as a   8,892,750                                27.57%
Group (5 people)

--------------------------------- -------------------------------------- -------------------

*Less than one percent
** Address is c/o International Surfacing, Inc., 5 Erie Street, Garfield, New Jersey 07026

(1) Officer and/or director of our company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In November 2002, International-NJ exchanged all of its shares held in our company with the shareholder of International-NJ. Consequently, the shareholder of International-NJ became the shareholder of our company and we thereafter changed our name to International Surfacing, Inc. in December 2002. There were no fees paid to any person as consulting fees, finders' fees or financial services fees related to the International-NJ's acquisition of our common stock or the exchange. We have not undergone any bankruptcy, receivership or similar proceeding and, except as set forth above, we have not undergone any material reclassification, merger, consolidation or purchase of a significant amount of assets not in the ordinary course of business.

     Since we commenced operations in the horsehoe industry, Mr. Serritella, our Chief Executive Officer, has loaned approximately $261,977.13 to our company to fund our research and development and working capital. We have repaid Mr. Serritella approximately $138,540.00, which has resulted in an outstanding balance of $123,437.13 as of December 31, 2004. These loans were based on a verbal agreement, do not bear interest and are due on demand.

     We have entered into a verbal agreement with Sam Serritella, an executive officer and a director, and Gary Kouletas, an executive officer, to issue 661,000 shares valued at an estimated fair value of $.25 per share for reduced salaries from November 1, 2002 through December 31, 2003, for services rendered. We recorded compensation expense of $48,107 for the year ended December 31, 2002 and $117,143 for the year ended December 31, 2003 relating to the agreements. The compensation expense recorded is included in accrued liabilities at December 31, 2003 in the accompanying financial statements.


     In October 2004, The Company issued 1,000,000 shares to each of its two officers. This new issuance represented compensation for both the prior compensation referred to above as well as current compensatory services rendered to the Company in 2004. The shares issued were valued at $.25 per share, which represented the fair market value of the common stock. The effect of this issuance was that accrued expenses, representing the Company's liability for accrued compensatory services at December 31, 2003, were reduced by $88,000 and compensation expense of $412,000 was recorded in 2004.

ITEM 13. EXHIBITS


Exhibit
Number            Description

3.1  Certificate of Incorporation. (1)

3.2  Bylaws (1)

3.3  Certificate of Amendment to the Certificate of Incorporation (1)

3.4  Certificate of Amendment to the Certificate of Incorporation (1)

10.1 Exchange of Stock Agreement dated November 2002 by and between International Surfacing, Inc., a New Jersey corporation, and the Stockholders of International Surfacing, Inc., a New Jersey corporation (1)

10.2 Securities Purchase Agreement entered by and between Pierce Mill Associates, Inc. and International Surfacing, Inc., a New Jersey corporation (1)

10.3 Standard Manufacturing and Marketing Agreement dated December 9, 2004 by and between International Surfacing, Inc. and Victory Racing Plate Co.(2)

14.1 Code of Ethics (1)

16.1 Responsive letter of Weinberg & Company, P.A. (1)

16.2 Responsive letter of Tedder, James, Worden & Associates, Independent Auditors (1)

31.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

-----------------------------

(1) Incorporated by reference to the Form SB-2 Registration Statement File No. 333-120408 filed with the Securities and Exchange Commission on November 12, 2004. (2) Incorporated by reference to the Form SB-2/A Registration Statement File No. 333-120408 filed with the Securities and Exchange Commission on April 14, 2005.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

     The aggregate fees paid to our auditors for professional services rendered for the audit of our annual financial statements for the fiscal years ended December 31, 2004 and 2003 and review of the financial statements included in our Form 10-QSBs for the fiscal years totaled $27,350 and $5,000, respectively.

AUDIT RELATED FEES

      During the fiscal years ended December 31, 2004 and 2003, no fees were billed for any audited related fees by our auditors.

ALL OTHER FEES

      During the fiscal years ended December 31, 2004 and 2003, no fees were paid to our auditors, other than for audit services described above.

TAX FEES

      During the fiscal years ended December 31, 2004 and 2003, our auditors were not paid any fees for tax related services.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has dully caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

International Surfacing, Inc.


Dated: April 14, 2005


By:






/s/ Samuel Serritella
-----------------------------------
President, Chief Executive Officer, Principal
Financial/Accounting Officer




In accordance with the Exchange Act, the report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.






Date:  April 14, 2005            By: /s/ Samuel Serritella
                                      ----------------------------
                                      Samuel Serritella, Director


Date:  April 14, 2005            By: /s/ Michael Luterzo
                                      ----------------------------
                                      Michael Luterzo, Director


Date:  April 14, 2005            By: /s/ Thomas R. Miller
                                      ----------------------------
                                      Thomas R. Miller, Director

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                          ----------------------------

To The Board of Directors
International Surfacing, Inc.:

We have audited the accompanying balance sheet of International Surfacing, Inc. (A Developmental Stage Company), (the "Company") as of December 31, 2004 and December 31, 2003, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Surfacing, Inc., as of December 31, 2004 and December 31, 2003, and the results of their operations and cash flows for the years then ended in conformity with U.S. Generally Accepted Accounting Principles.

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



                                     /S/Jerome Rosenberg, CPA, P.C
                                              Melville, NY
                                             April 13, 2005

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                                 BALANCE SHEETS

                        As of December 31, 2004 and 2003



                                       ASSETS                                                 2004                 2003
                                                                                          ----------------    ----------------
Current Assets:
Cash                                                                                     $           146     $          2,711
Loans receivable                                                                                     440                2,500
                                                                                         ----------------    -----------------
        Total current assets                                                                         586                5,211
                                                                                         ----------------    -----------------

Equipment less accumulated depreciation and amortization of $10,012 at December 31,
    2004 and $4,313 at December 31, 2003                                                          11,757               12,733
Security deposits                                                                                  5,000                5,000
                                                                                         ----------------    -----------------

           Total assets                                                                  $        17,343     $         22,944
                                                                                         ================    =================

                        LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
      Accounts payable                                                                   $        91,882     $         29,114
      Accrued expenses                                                                            77,250              165,250
      Loans payable-other                                                                          8,000                    -
      Due to officer (Note 5)                                                                    123,437               24,105
                                                                                         ----------------    -----------------
          Total current liabilities                                                              300,569              218,469
                                                                                         ----------------    -----------------
 Stockholders' deficit:
       Preferred stock, par value $.0001, per share; authorized 20,000,000 shares,
        none issued and outstanding                                                                    -                    -

       Common stock, par value $.0001, per share; 100,000,000 shares authorized,
        32,194,480 shares issued and outstanding at December 31, 2004 and
        26,424,080 shares issued and outstanding at December 31, 2003
                                                                                                   3,219                2,642
       Additional paid in capital                                                              1,045,401              350,505
       Deficit accumulated during the developmental stage                                     (1,331,846)            (548,672)
                                                                                         ----------------    -----------------
           Total stockholders' deficit                                                          (283,226)            (195,525)
                                                                                         ----------------    -----------------
          Total liabilities and stockholders' deficit                                    $        17,343     $         22,944
                                                                                         ================    =================

        The accompanying notes and independent auditors' report should be read in conjunction with the financial statements

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                             STATEMENT OF OPERATIONS

                 For the Years Ended December 31, 2004 and 2003



                                                                       Year ended              Year ended            Cumulative
                                                                       December 31,            December 31,           Development
                                                                          2004                    2003                  Stage

                                                                 --------------------    -------------------   --------------------
Expenses:
Research and development                                         $            20,783     $          250,926    $            295,955
General and administrative                                                   344,692                 98,171                 448,629
Compensation expense                                                         412,000                117,143                 577,250
Depreciation and amortization                                                  5,699                  4,125                  10,012

                                                                 --------------------    -------------------   --------------------
Total expenses                                                               783,174                470,365               1,331,846
                                                                 --------------------    -------------------   --------------------

Net loss                                                         $          (783,174)    $         (470,365)   $         (1,331,846)
                                                                 ====================    ===================   ====================
Basic and fully diluted loss per common share                    $              (.03)    $             (.02)
                                                                 ====================    ===================
Weighted average number of shares outstanding                             28,391,313             25,660,860
                                                                 ====================    ===================



        The accompanying notes and independent auditors' report should be read in conjunction with the financial statements

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                       STATEMENT OF STOCKHOLDERS' DEFICIT

                 For the Years Ended December 31, 2004 and 2003



                                                                                    Additional                        Total
                                                                  Common Stock        Paid-in      Accumulated     Stockholders'
                                                           Shares       Amount        Capital        Deficit          Equity
                                                      ------------- -------------  ------------  --------------  ----------------
Balances at January 1, 2003                             25,211,200  $      2,521   $    36,039   $     (78,307)  $       (39,747)

Sale of common stock                                     1,212,880           121       314,466               -           314,587

Net loss for the year ended December 31, 2003                    -             -             -        (470,365)         (470,365)
                                                      ------------- -------------  ------------  --------------  ----------------

Balances at December 31, 2003                           26,424,080         2,642       350,505        (548,672)         (195,525)
                                                      ------------- -------------  ------------  --------------  ----------------

Sale of common stock                                     3,770,400           377       194,946               -           195,323
Issuance of common stock for compensation (Note 10)      2,000,000           200       499,800               -           500,000
Net loss for the year ended December 31, 2004                    -             -             -        (783,174)         (783,174)
                                                      ------------- -------------  ------------  --------------  ----------------
Balances at December 31, 2004                           32,194,480  $      3,219   $ 1,045,251   $  (1,331,846)  $      (283,376)
                                                      ============= =============  ============  ==============  ================



   The accompanying notes and independent auditors' report should be read in conjunction with the financial statements 20

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                             STATEMENT OF CASH FLOWS

                 For the Years Ended December 31, 2004 and 2003

                                                                         Year ended              Year ended             Cumulative
                                                                        December 31,            December 31,            Development
                                                                            2004                    2003                   Stage
                                                                      ------------------    ------------------   ------------------
Cash flows from operating activities:
Net loss                                                              $        (783,174)     $       (470,365)   $      (1,331,846)
Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                             5,699                 4,125               10,012

Changes in assets and liabilities:
        (Increase) decrease in loans receivable                                   2,060                (2,500)                (440)
        (Increase) decrease in security deposits                                      -                     -               (5,000)
        (Decrease) in bank overdraft                                                  -                (3,102)                   -
        Increase in accounts payable                                             62,768                29,114               91,882
        Increase (decrease) in accrued expenses                                 (88,000)              115,286               77,250
        Increase in loans payable-other                                           8,000                     -                8,000
                                                                      ------------------    ------------------   ------------------

Net adjustment to reconcile net income to net cash provided (used) in
operating activities:                                                            (9,473)              142,923              181,704
                                                                      ------------------    ------------------   ------------------

Net cash used in operating activities                                          (792,647)             (327,442)          (1,150,142)
                                                                      ------------------    ------------------   ------------------
Cash flows from investing activities:
        Payment made in connection with recapitalization                              -                     -              (15,000)
        Purchase of equipment                                                    (4,723)               (8,539)             (21,769)
                                                                      ------------------    ------------------   ------------------

Net cash used in investing activities                                            (4,723)               (8,539)             (36,769)
                                                                      ------------------    ------------------   ------------------

Cash flows from financing activities:
        Issuance of additional shares of common stock                               577                   121                1,458
        Additional paid in capital arising from issuance of additional
        shares                                                                  694,896               314,466            1,009,362
        Execution of convertible notes payable                                        -                     -               52,800
        Increase in due to officer                                               99,332                24,105              123,437
                                                                      ------------------    ------------------   ------------------

Net cash provided by financing activities                                       794,805               338,692            1,187,057
                                                                      ------------------    ------------------   ------------------

Net increase (decrease) in cash                                                  (2,565)                2,711                  146
Cash at beginning of period                                                       2,711                     -                    -
                                                                      ------------------    ------------------   ------------------
Cash at end of period                                                 $             146     $           2,711    $             146
                                                                      ==================    ==================   ==================
Interest paid                                                         $          13,861     $           9,800
                                                                      ==================    ==================
Taxes paid                                                            $             500     $               -
                                                                      ==================    ==================


   The accompanying notes and independent auditors' report should be read in conjunction with the financial statements 21

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                           NOTES FINANCIAL STATEMENTS

                 For the Years Ended December 31, 2004 and 2003

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (A) CORPORATE ORGANIZATION

     Harmonica Acquisition Corporation a Delaware corporation ("the Company") was formed on March 24, 1999, but did not conduct any operating activities nor generate any revenues and was dormant until January 2002.


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

     (B) EQUIPMENT

     Equipment is recorded at cost, less accumulated depreciation. Depreciation expense is provided on a straight-line basis, using estimated useful lives of 3 years for equipment. The costs of improvements on leased property are capitalized as leasehold Improvements and are amortized on a straight-line basis using an estimated useful life of 3 years, which represents the Company's estimate that it would need larger facilities in three years and would have to vacate the current facilities. Routine maintenance and repairs are charged to expense as incurred. Major replacements and improvements are capitalized. When assets are sold or retired, the related cost and accumulated depreciation are removed from the accounts and gains or losses from dispositions are credited or charged to income.

                          INTERNATONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                 For the Years Ended December 31, 2004 and 2003


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

     (F) COMPREHENSIVE INCOME:

     The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". This statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in an entity's financial statements. This Statement requires an entity to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. There were no material items of comprehensive income to report for the years ended December 31, 2004 and December 31, 2003.

                          INTERNATONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                 For the Years Ended December 31, 2004 and 2003


(2) BASIS OF PRESENTATION AND GOING CONCERN

     At December 31, 2004, the Company has a stockholders' deficit of $283,226 and has significant capital needs, which to date has been met through private sales of its equity. The Company will continue to need substantial infusions of capital, which it expects to continue to fund primarily from private sales of its equity and loans, or by a public offering of its equity securities.

     These factors raise substantial doubts about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(3) RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004) (`FAS 123R") Share Based Payment. Statement FAS 123R supersedes APB Opinion No. 25, and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. FAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Company will be considered a small business issuer for which, the implementation of FAS 123R is required as of the beginning of the first interim or annual reporting period after December 15, 2005. The Company is required to implement FAS 123R beginning in the fiscal year beginning January 1, 2006. The Company has implemented FAS 123R effective for the year ended December 31, 2004

(4) EQUIPMENT

     Equipment consisted of the following at:        Dec. 31,        Dec. 31,
                                                       2004            2003
                                                    -------------  -------------
     Office equipment                               $      8,980   $      4,257
     Leasehold improvements                               12,789         12,789
                                                    -------------  -------------
                                                          21,769         17,046

     Less accumulated depreciation and amortization      (10,012)        (4,313)
                                                    -------------  -------------
                                                    $     11,757   $     12,733
                                                    =============  =============

     For the year ended December 31, 2004, depreciation expense amounted to $5,699. For the year ended December 31, 2003, depreciation expense amounted to $4,125.

                          INTERNATONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                 For the Years Ended December 31, 2004 and 2003



(5) RELATED PARTY TRANSACTIONS

     The Company is currently operating with cash generated from the sale of its common stock or from funds loaned by its chief executive officer. Since the Company started operations, the chief executive officer has loaned the Company $261,977.13 on a non-interest bearing basis. The Company has repaid approximately $138,540, which has resulted in an outstanding balance of $123,437.13 at December 31, 2004.


(6) COMMITMENTS

     Rental expense for the years ended December 31, 2004 and December 31, 2003 was $30,000, respectively, for each year.


(7) GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses were $344,692 in the year ended December 31, 2004. For the year ended December 31, 2003, general and administrative expenses were $98,171. Below is a comparative listing of general and administrative expenses for the years ended December 31, 2004 and December 31, 2003.

                                                 2004              2003
                                          --------------    --------------
       Contracted services                $     115,025     $      11,141
       Professional fees                        124,139            14,188
       Rent                                      30,000            30,000
       Interest                                  13,861             9,800
       Utilities                                  3,779             5,877
       Other                                     57,888            27,165
                                          --------------    --------------
       Total general and administrative
           expenses                       $     344,692     $      98,171
                                          ==============    ==============


(8) LOSS PER SHARE

     Loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128 (FAS No. 128), "Earnings Per Share". Basic loss per share is computed as net loss available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and convertible preferred stock. Both basic loss per share and diluted loss per share are the same since the Company's outstanding options and warrants have not been included in the calculation because their effect would have been anti-dilutive.

                          INTERNATONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                 For the Years Ended December 31, 2004 and 2003



(9) RESEARCH AND DEVELOPMENT

     The Company is currently developing a new type of rubber horseshoe for the horse racing and equestrian industries. This product is currently in the developmental stage. The Company maintains a small-scale manufacturing facility adjacent to its executive offices, where the product is manufactured and tested. For the year ended December 31, 2004, the Company expended $20,783 in research and development costs in developing this project. In 2003, research and development costs were $250,926. The cumulative developmental stage costs for this product were $295,955.


(10) STOCK COMPENSATION

     In connection with a proposed filing on Form SB-2 the Company had entered into an agreement with its two officers and certain other parties to issue 661,000 shares valued at an estimated fair value of $.25 per share for reduced compensation from November 1, 2002 through December 31, 2003, for services rendered to the Company. The Company recorded compensation expense of $48,107 for the year ended December 31, 2002 and $117,143 for the year ended December 31, 2003 relating to these agreements. The compensation expense recorded was included in accrued liabilities December 31, 2003 in the accompanying financial statements.

     In October 2004, The Company issued 1,000,000 shares to each of its two officers. This new issuance represented compensation for both the prior compensation referred to above as well as current compensatory services rendered to the Company in 2004. The shares issued were valued at $.25 per share, which represented the fair market value of the common stock. The effect of this issuance was that accrued expenses, representing the Company's liability for accrued compensatory services at December 31, 2003, were reduced by $88,000 and compensation expense of $412,000 was recorded in 2004.