Form 10KSB/A
period 2002-12-31
INTERNATIONAL SURFACING INC
filed 2005-05-09
CIK 1122112

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

On April 27, 2005, the Registrant had outstanding 32,254,480 shares of Common Stock, $0.0001 par value.

The Registrant's revenues for the year ended December 31, 2002 were $0.

                                TABLE OF CONTENTS
                            FORM 10-KSB ANNUAL REPORT
                       FISCAL YEAR ENDED DECEMBER 31, 2002

                          INTERNATIONAL SURFACING, INC.

    ITEM
                                                                           PAGE
    PART I

1.  Description of Business                                                   3
2.  Description of Properties                                                 4
3.  Legal Proceedings                                                         4
4.  Submission of Matters to a Vote of Security Holders                       4

    PART II

5.  Market for Common Equity and Related Stockholder Matters                  5
6.  Management's Discussion and Analysis                                      5
7.  Financial Statements                                                      7
8.  Changes  in  and  Disagreements  with  Accountants  on  Accounting  and
    Financial Disclosures                                                     7
8A. Controls and Procedures                                                   8
8B. Other Information                                                         8

    PART III

9.  Directors, Executive Officers, Promoters and Control Persons              9
10. Executive Compensation                                                   10
11. Security Ownership of Certain Beneficial Owners and Management           10
12. Certain Relationships and Related Transactions                           11
13. Exhibits                                                                 11
14. Principal Accountant Fees and Services                                   12

    Signatures                                                               13


F-1 Financial Statements                                                    F-1


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

StealthShoe(TM)

     Since January 2002, we have been engaged in the development and manufacturing of our StealthShoe(TM) and related products. We intend to commence marketing and distribution of StealthShoe(TM) in August 2005. StealthShoe(TM) product is a unique rubber horseshoe. We believe the StealthShoe(TM) is a horseshoe that will take less of a toll on the legs of horses as compared to conventional iron or aluminum shoes. Our initial market is the horse racing industry; however, we believe that StealthShoe(TM) can be used on any horse.

     To date, we estimate that we incurred expenses of approximately $296,000 in connection with research and development. We have increased our pool of research subjects to improve the strength and durability characteristics of StealthShoe(TM). Through our ongoing research and development, we expect to continue to improve StealthShoe(TM) and move into commercial production in the near future.

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

Manufacturing

     We manufacture our prototype products in our facility at 5 Erie Street in Garfield, New Jersey. Our facility consists of an approximately 1,600 square foot manufacturing area, equipped with machine tools, metal and rubber stamping equipment, lathes, power saws and other industrial equipment, plus storage for materials. This facility is adequate for our present prototype manufacturing needs.

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

     As of April 27, 2005, there were approximately 239 holders of record of our common stock and 32,254,480 shares of common stock outstanding. Approximately, 267,302 shares of common stock are eligible for resale under Rule 144. We have no options and warrants outstanding.

     We have appointed Liberty Transfer Co., Inc., P.O. Box 558, Huntington, NY 11743, as transfer agent for our shares of common stock.

Equity Compensation Plan Information

     As of December 31, 2002, we have not had any equity compensation plans outstanding.

ITEM 6. - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     Some of the information in this Form 10-KSB contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "expect," "anticipate," "believe," "estimate" and "continue," or similar words. You should read statements that contain these words carefully because they:

     o    discuss our future expectations;
     o contain projections of our future results of operations or of our financial condition; and
     o    state other "forward-looking" information.

     We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors.

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


Going Concern

At December 31, 2002, we reported a stockholders' deficit of $39,747 and we have significant capital needs, which to date has been met through private sales of our equity. We will continue to need substantial infusions of capital, which we expect to continue to fund primarily from private sales of its equity and loans, or by a public offering of its equity or debt securities

Plan of Operation

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

     Six months after we have introduced our product to the police and carriage horse market, we will begin to market the shoe to other markets including the pleasure horse and Amish horse markets. We expect to incur costs related to marketing and production of approximately $100,000.

     We expect these costs to be funded by sales of our common stock or debt financing. Victory will be absorbing start up die costs.

     To date, we expended approximately $296,000 in Research and Development costs. These amounts are included in the General and Administrative expenses in the accompanying financial statements.

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

Liquidity and Capital Resources

     As of December 31, 2002, we did not have any cash. On December 31, 2004, we had cash resources of $146 with total current liabilities of $300,569, including normal trade payables. Based on our existing expenses, we expect to be able to continue our operations for two months and we will need to raise approximately $1,000,000 in new capital to fund our operations during the next year. We are currently operating using cash generated from the sale of our common stock or from funds loaned by our Chief Executive Officer. Since we commenced operations in the horseshoe industry through the year ended December 31, 2004, Mr. Serritella, our Chief Executive Officer, has loaned $261,977 to our company to fund our research and development and working capital. We have repaid Mr. Serritella $138,540 as of December 31, 2004, which has resulted in an outstanding balance of $123,437 as of December 31, 2004. These loans are interest free and are due on demand. We expect to use the funds generated, if any, for the purchase of raw materials, brand development, expansion of our operations and general monthly expenses. This calculation is based on its average current monthly expense level of approximately $20,000 per month. In order to raise the new capital, we may engage in public or private financing, strategic relationships or other arrangements. We do not have any commitment from Mr. Serritella to engage in additional financing. There can be no assurance that such additional funding whether from third parties or Mr. Serritella will be available on terms acceptable to our company, or at all. If adequate funds are not available on acceptable terms, we may be unable to develop or enhance our products or take advantage of future opportunities either of which could have a material adverse effect on our business, results of operations and financial condition.

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

The Audited Financial Statements for the Year Ending December 31, 2002, with related report of auditor and notes to financial statements, are attached hereto following the end of the Form 10-KSB.

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

     On March 22, 2004, our accountants, Tedder, James, Worden & Associates ("Tedder") tendered their resignation as our independent accountants.

     Tedder's report on our financial statements for the year ended December 31, 2002 did not contain any adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit, scope or accounting principles. There were no disagreements with Tedder on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. Tedder's report did raise certain doubts regarding our ability to continue as a going concern.

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

ITEM 8A. CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange
Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

BOARD COMMITTEES. The Board of Directors has established a Compensation Committee consisting of Mr. Serritella and Mr. Luterzo and an Audit Committee whose members are Mr. Serritella and Mr. Luterzo. The Company does not have a financial expert on its audit committee.

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


Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, and the regulations of the Securities and Exchange Commission promulgated thereunder, require our directors, executive officers and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission, and provide us with copies of such reports. Based solely on a review of the copies of the reports furnished to us, or written representations that no reports were required to be filed, we believe that during the fiscal year ended December 31, 2003 none of the Section 16(a) filing requirements applicable to our directors, officers, and greater than 10% beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION

     The following tables set forth certain information regarding our CEO and each of our most highly compensated executive officers whose total annual salary and bonus for the fiscal year ending December 31, 2003, 2002 and 2001 exceeded $100,000.

                           Summary Compensation Table



--------------------------------------------------------------------------------------------------------------
Name and Principal           Year          Annual Compensation           All Other Awards       Other Annual
Long-Term Position                         Salary($) Bonus($)                                   Compensation
Compensation                               Compensation
--------------------------------------------------------------------------------------------------------------
Samuel M. Serritella         2002               --                       $     0                     --
President + CEO              2003          $74,094                       $50,000                     --
                             2004          $78,000                       $     0               $194,000
--------------------------------------------------------------------------------------------------------------
Gary Kouletas                2002               --                       $     0               $      0
Vice President               2003          $36,200                       $50,000                     --
                             2004          $28,250                       $     0               $218,000
--------------------------------------------------------------------------------------------------------------
Louis Paulucci(1)            2002               --                       $     0               $      0
Vice President               2003          $35,900                       $50,000                     --
                             2004               --                       $     0               $      0
--------------------------------------------------------------------------------------------------------------

(1) Resigned as an officer in July 2004.

We did not pay to our Chief Executive Officer or any executive officer any compensation intended to serve as incentive for performance to occur over a period longer than one year pursuant to a long-term incentive plan in the years ended December 31, 2002 and December 31, 2003.

We do not have any defined benefit or actuarial plan with respect to our Chief Executive Officer or any executive officer under which benefits are determined primarily by final compensation and years of service.

Stock Option Grants in Last Fiscal Year

     All stock options granted during the last fiscal year have been cancelled.

Aggregate Option Exercises in Last Fiscal Year

     None of the named executive officers exercised options during the year ended December 31, 2002.

Employment Agreements

     We presently do not have any employment agreements

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information regarding the beneficial ownership of our common stock as of May 6, 2005. The information in this table provides the ownership information for:

     o each person known by us to be the beneficial owner of more than 5% of our Common Stock;

     o    each of our directors;

     o    each of our executive officers; and

     o    our executive officers and directors as a group.

     Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them. Common stock beneficially owned and percentage ownership is based on 32,254,480 shares outstanding on May 6, 2005, and assuming the exercise of any options or warrants or conversion of any convertible securities held by such person, which are presently exercisable or will become exercisable within 60 days after May 6, 2005.

---------------------------------------- -------------------------------------- -------------------------------
                                                     Number of Shares
 Name and Address                                    Beneficially Owned                    Percent of Class
---------------------------------------- -------------------------------------- -------------------------------
 Samuel Serritella (1) **                                6,972,750                                21.61%
---------------------------------------- -------------------------------------- -------------------------------
Gary Kouletas (1) **                                     1,490,000                                 4.61%
---------------------------------------- -------------------------------------- -------------------------------
Thomas R. Miller (1) **                                    100,000                                  *
---------------------------------------- -------------------------------------- -------------------------------


Michael Luterzo (1) **                                      60,000                                  *
---------------------------------------- -------------------------------------- -------------------------------
Theresa Cavalomagno                                      2,000,000                                 6.20%
35 Garwood Court
Garfield, NJ 07026
--------------------------------------- -------------------------------------- --------------------------------
Nicole Horvath                                           2,000,000                                 6.20%
179 Farnham Ave.
Lodi, NJ 07644
--------------------------------------- -------------------------------------- --------------------------------

---------------------------------------- -------------------------------------- -------------------------------
All officers and directors as a                          8,622,750                                26.73%
Group (4 people)
---------------------------------------- -------------------------------------- -------------------------------

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

     We have entered into a verbal agreement with Sam Serritella, an executive officer and a director, and Gary Kouletas, an executive officer, to issue 661,000 shares valued at an estimated fair value of $.25 per share for reduced salaries from November 1, 2002 through December 31, 2003, for services rendered. We recorded compensation expense of $48,107 for the year ended December 31, 2002 and $117,143 for the year ended December 31, 2003 relating to the agreements. The compensation expense recorded is included in accrued liabilities at December 31, 2004 in the accompanying financial statements.

     On October 11, 2004, we issued 1,000,000 shares of common stock to each Sam Serritella and Gary Kouletas for services rendered to our company.

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

16.1     Responsive letter of Weinberg & Company, P.A. (1)

16.2 Responsive letter of Tedder, James, Worden & Associates, Independent Auditors (1)

31.1     Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1     Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

_____________________________

(1) Incorporated by reference to the Form SB-2 Registration Statement File No. 333-120408 filed with the Securities and Exchange Commission on November 12, 2004.
(2) Incorporated by reference to the Form SB-2/A Registration Statement File No. 333-120408 filed with the Securities and Exchange Commission on February 11, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

     The aggregate fees paid to our auditors for professional services rendered for the audit of our annual financial statements for the fiscal year ended December 31, 2002 and review of the financial statements included in our Form 10-QSBs for the fiscal year totaled $5,000, respectively.

AUDIT RELATED FEES

     During the fiscal year ended December 31, 2002, no fees were billed for any audited related fees by our auditors.

ALL OTHER FEES

     During the fiscal year ended December 31, 2002, no fees were paid to our auditors, other than for audit services described above.

TAX FEES

     During the fiscal years ended December 31, 2002, our auditors were not paid any fees for tax related services.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has dully caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

International Surfacing, Inc.

Dated: May 5, 2005

By:

/s/ Samuel Serritella
---------------------
Samuel Serritella
President, Chief Executive Officer, Principal
Financial/Accounting Officer




In accordance with the Exchange Act, the report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.





Date:  May 5, 2005            By: /s/ Samuel Serritella
                                      -----------------------------
                                      Samuel Serritella, Director

Date:  May 5, 2005            By: /s/ Michael Luterzo
                                      -----------------------------
                                      Michael Luterzo, Director


Date:  May 5, 2005            By: /s/ Thomas R. Miller
                                      -----------------------------
                                      Thomas R. Miller, Director

           INTERNATIONAL SURFACING, INC. (A DEVELOPMENT STAGE COMPANY)
                              Financial Statements
                                December 31, 2002



                                Table of Contents

Report of Independent Registered Certified Public Accounting Firm........... F-1

Financial Statements:

     Balance Sheet ......................................................... F-2

     Statement of Operations ............................................... F-3

     Statement of Stockholders' Deficit .................................... F-4

     Statement of Cash Flows ............................................... F-5


Notes to Financial Statements .............................................. F-6

        REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To The Board of Directors
International Surfacing, Inc.:

We have audited the accompanying balance sheet of International Surfacing, Inc. (a development stage company), (the "Company") as of December 31, 2002, and the related statements of operations, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Surfacing, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

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

/s/ Tedder James Worden & Associates
------------------------------------
Tedder James Worden
Orlando, Florida
April 14, 2003, except as to Note 1 (A) which is as of April 7, 2004

                          INTERNATIONAL SURFACING, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET



                           As of December 31, 2002

                                                                      (Restated
                                                                      See Note
                                                                         1(A))

Equipment, net                                                       $    8,319
Security deposits                                                         5,000
                                                                     -----------
           Total assets                                              $   13,319
                                                                     ===========
               LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
      Bank overdraft                                                 $    3,102
      Accrued expenses                                                   49,964
                                                                     -----------
          Total current liabilities                                      53,066
Commitments and contingencies (Note 5)
Stockholders' deficit:
       Preferred stock, par value $.0001 per share,
         authorized 20,000,000 shares, none issued and outstanding           --
       Common stock, par value $.0001 per share,
         authorized 100,000,000 shares,
         25,211,200 shares issued and outstanding                         2,521
       Additional paid-in capital                                        36,039
       Deficit accumulated during the developmental stage               (78,307)
                                                                     -----------
           Total stockholders' deficit                                  (39,747)
                                                                     -----------
          Total liabilities and stockholders' deficit                $   13,319
                                                                     ===========



                See accompanying notes to financial statements.

                          INTERNATIONAL SURFACING, INC.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS

                      FOR THE YEAR ENDED DECEMBER 31, 2002


                                                                     (Restated
                                                                      See Note
                                                                         1(A))
                                                                    ------------
Expenses:
     General and administrative                                     $    78,119
     Depreciation                                                           188
                                                                    ------------
Total expenses                                                           78,307
                                                                    ------------
Net loss                                                                (78,307)
                                                                    ============
     Basic and fully diluted loss per common share                  $      (.00)
                                                                    ============
     Weighted average number of shares outstanding                   25,211,200
                                                                    ============



                See accompanying notes to financial statements.

                          INTERNATIONAL SURFACING, INC.
                          (A Development Stage Company)

                       STATEMENT OF STOCKHOLDERS' DEFICIT

                      For the year ended December 31, 2002



                                                  COMMON STOCK
                                                     ISSUED                ADDITIONAL                                 TOTAL
                                        -------------------------------     PAID-IN                              STOCKHOLDERS'
                                            SHARES           AMOUNT         CAPITAL      ACCUMULATED Deficit         Equity
                                        --------------   --------------  -------------   ------------------      -----------
Balances, Janaury 1, 2002                        --      $       --              --               --                    --
    Sale of common stock                      1,200             760              --               --                   760
    Exchange of shares with acquired
         Company (Harmonica
         Acquisition Corp.)              24,998,800           1,740         (16,740)              --               (15,000)
    Amount received for convertible
         debentures                         211,200              21          52,779               --                52,800
Net loss                                         --              --              --          (78,307)              (78,307)
                                         ----------      ----------      ----------        ----------            ----------
Balances, December 31, 2002 (As
         restated - see Note 1(A))       25,211,200      $    2,521          36,039          (78,307)              (39,747)
                                         ==========      ==========      ==========        ==========            ==========



                See accompanying notes to financial statements.

                          INTERNATIONAL SURFACING, INC.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

                      For the Year Ended December 31, 2002


                                                                       (Restated
                                                                        See Note
                                                                          1(A))

                                                                      ----------
    Cash flows from operating activities:
    Net loss                                                           $(78,307)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
           Depreciation                                                     188

    Changes in assets and liabilities:
           Security deposits                                             (5,000)
           Bank overdraft                                                 3,102
           Accrued expenses                                              49,964
                                                                      ----------
    Net cash used in operating activities                               (30,053)
    Cash flows from investing activities:
           Payment made in connection with recapitilization             (15,000)
           Purchase of equipment                                         (8,507)
                                                                      ----------
    Net cash used in investing activities                               (23,507)
    Cash flows from financing activities:
           Issuance of common stock                                         760
           Amount received from convertible notes                        52,800
                                                                      ----------
    Net cash provided by financing activities                            53,560
                                                                      ----------
    Net increase in cash                                                     --
    Cash at beginning of period                                              --
                                                                      ----------
    Cash at end of period                                             $      --
                                                                      ==========



                See accompanying notes to financial statements.

                          INTERNATIONAL SURFACING, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                      For the Year Ended December 31, 2002

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) CORPORATE ORGANIZATION

Harmonica Acquisition Corporation, a Delaware corporation (the "Company") was formed on January 9, 1998, but did not conduct any operating activities nor generate any revenues and was dormant until January 2002.

The Company was founded to develop, manufacture, market and distribute rubber horseshoes and related products. The Company's initial market are the horse racing and equestrian industries. Management believes that the product can be utilized throughout the equine world.

In December 2002, International Surfacing, Inc. purchased all of the outstanding common stock of the Company for $15,000 in a transaction deemed to be a recapitalization. As part of the overall transaction, International Surfacing, Inc. exchanged its common shares of the Company for its own common shares through an exchange agreement with its shareholder, and the Company changed its name to International Surfacing, Inc. The Company previously accounted for the loss on the acquisition as an impairment loss. The accompanying financial statements have been restated to treat the loss on the acquisition as a reduction of paid in capital and the acquisition as a recapitalization.

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

                          INTERNATIONAL SURFACING, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                      For the Year Ended December 31, 2002

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

                          INTERNATIONAL SURFACING, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                      For the Year Ended December 31, 2002

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

Effective January 1, 2002, the Company adopted FAS 142.

(4) EQUIPMENT

Equipment consisted of the following at December 31, 2002:



Office equipment                                     $     1,475
Leasehold improvements                                     7,032
                                                     ------------
Less accumulated depreciation                               (188)
                                                     ------------
                                                     $     8,319
                                                     ============



For the year ended December 31, 2002, depreciation expense amounted to $188.

(5) COMMITMENTS

The Company leases its administrative facilities on a month to month basis. The annual rent is $30,000.

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

                          INTERNATIONAL SURFACING, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                      For the Year Ended December 31, 2002


(7) LOSS PER SHARE

Loss per share is computed pursuant to SFAS no. 128, "Earnings Per Share". Basic loss per share is computed as net loss available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and convertible preferred stock. Both basic loss per share and diluted loss per share are the same since the Company's outstanding options and warrants have not been included in the calculation because their effect would have been anti-dilutive.

In computing the loss per share the 25,000,000 shares issued in connection with the recapitalization are considered to be outstanding for the entire year ended December 31, 2002. Common shares issuable pursuant to subordinated debentures converted are considered to be issued as of January 1, 2003 for proceeds received with the shares not having been issued as of December 31, 2002.

(8) SUBSEQUENT EVENTS

In connection with a proposed filing on Form SB-2 the Company has entered into an agreement with certain key employees to issue 661,000 shares valued at an estimated fair value of $.25 per share for reduced salaries from November 1, 2002 through December 31, 2003 for services rendered. The Company recorded compensation expense of $48,107 for the year ended December 31, 2002 relating to the agreements. The compensation expense recorded is included in accrued liabilities at December 31, 2002 in the accompanying consolidated financial statements.