Form 10QSB
period 2005-03-31
INTERNATIONAL SURFACING INC
filed 2005-05-20
CIK 1122112

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

      FOR ANNUAL AND TRANSITIONAL REPORTS UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                   (MARK ONE)

   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                 OF 1934 FOR FISCAL QUARTER ENDED MARCH 31, 2005

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR SECTION 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _____________ TO ______________

                        COMMISSION FILE NUMBER: 000-31403

                          INTERNATIONAL SURFACING, INC.
      --------------------------------------------------------------------
      (Exact Name of Small Business Registrant as Specified in its Charter)

               DELAWARE                             52-2257557
       -------------------------------- ------------------------------------
       (State or other jurisdiction of (I.R.S. Employer Identification No.) incorporation or organization)

                        5 Erie Street, Garfield, NJ 07026
               --------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                            (973) 253-6131
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

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

March 31, 2005, the Registrant had outstanding 32,194,480 shares of Common Stock, $0.0001 par value.

The Registrant's revenues for the quarter ended March 31, 2005 were $0.

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                 March 31, 2005

                                Table of Contents



                                                                                                           Page
                                                                                                          Number
                                                                                                          ------

Financial Statements:

      Balance Sheet as of March 31, 2005 and December 31, 2004                                               1

      Statement of Operations for the three months ended March 31, 2005 and
         March 31, 2004                                                                                      2

      Statement of Stockholders' Deficit for the three months ended March 31, 2005                           3

      Statement of Cash Flows for the three months ended March 31, 2005 and
         March 31, 2004                                                                                      4


Notes to Financial Statements                                                                                5


                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                                 BALANCE SHEETS

                   As of March 31, 2005 and December 31, 2004

                                                                                            March 31,            Dec. 31,
                                                                                               2005                2004
                                                                                         -----------------    ----------------
                                                                                           (Unaudited)           (Note 1)
                                       ASSETS
Current Assets:
Cash                                                                                     $          1,507     $           146
Loans receivable                                                                                      440                 440
                                                                                         -----------------    ----------------
        Total current assets                                                                        1,947                 586
                                                                                         -----------------    ----------------

Fixed Assets, net (Note 5)                                                                         10,315              11,757
Security deposits                                                                                   5,000               5,000
                                                                                         -----------------    ----------------

           Total assets                                                                  $         17,262     $        17,343
                                                                                         =================    ================

                        LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
      Accounts payable                                                                   $         97,504     $        91,882
      Accrued expenses                                                                             77,250              77,250
      Loans payable-other (Note 6)                                                                 21,500               8,000
      Loans payable -officer (Note 6)                                                             180,784             123,437
                                                                                         -----------------    ----------------
          Total current liabilities                                                               377,038             300,569
                                                                                         -----------------    ----------------
 Stockholders' deficit:
       Preferred stock, par value $.0001, per share; authorized 20,000,000 shares,
        none issued and outstanding                                                                     -                   -

       Common stock, par value $.0001, per share; 100,000,000 shares authorized,
        32,194,480 shares issued and outstanding at March 31, 2005 and at December
        31, 2004                                                                                    3,219               3,219
       Additional paid in capital                                                               1,045,401           1,045,401
       Deficit accumulated during the developmental stage                                      (1,408,396)         (1,331,846)
                                                                                         -----------------    ----------------
           Total stockholders' deficit                                                           (359,776)           (283,226)
                                                                                         -----------------    ----------------
          Total liabilities and stockholders' deficit                                    $         17,262     $        17,343
                                                                                         =================    ================

            The accompanying notes should be read in conjunction with
                           these financial statements

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                             STATEMENT OF OPERATIONS

               For the Three Months Ended March 31, 2005 and 2004



                                                                                                                   Cumulative
                                                                      March 31,              March 31,             Development
                                                                        2005                    2004                  Stage
                                                                 --------------------    -------------------   --------------------
Expenses:
Research and development (Note 10)                               $             5,208     $           13,992    $           301,163
General and administrative (Note 8)                                           69,900                 83,657                518,529
Compensation expense                                                               -                      -                577,250
Depreciation and amortization                                                  1,442                  1,408                 11,454
                                                                 --------------------    -------------------   --------------------

Total expenses                                                                76,550                 99,057               1,408,396
                                                                 --------------------    -------------------   --------------------

Net loss                                                         $           (76,550)    $          (99,057)   $        (1,408,396)
                                                                 ====================    ===================   ====================

Basic and fully diluted loss per common share                    $              (.00)    $             (.00)
                                                                 ====================    ===================

Weighted average number of shares outstanding                    $        32,194,480     $       26,630,480
                                                                 ====================    ===================



            The accompanying notes should be read in conjunction with
                           these financial statements

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                       STATEMENT OF STOCKHOLDERS' DEFICIT

                    For the Three Months Ended March 31, 2005

                                                                               Additional                             Total
                                                Common Stock                    Paid-in          Accumulated      Stockholders'
                                          Shares             Amount             Capital            Deficit             Equity
                                     -----------------  -----------------  ----------------  ------------------ --------------------
Balances at January 1, 2005                32,194,480   $          3,219   $     1,045,401   $      (1,331,846)  $         (283,226)

Net loss for the three months ended
March 31, 2005                                      -                  -                 -             (76,550)             (76,550)

                                     -----------------  -----------------  ----------------  ------------------ --------------------

Balances at March 31, 2005                 32,194,480   $          3,219   $     1,045,401        $ (1,408,396)         $  (359,776)
                                     =================  =================  ================  ================== ====================


            The accompanying notes should be read in conjunction with
                           these financial statements

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                             STATEMENT OF CASH FLOWS

               For the Three Months Ended March 31, 2005 and 2004

                                                                                                                     Cumulative
                                                                           March 31,             March 31,           Development
                                                                            2005                  2004                 Stage
                                                                       ------------------    ------------------   ------------------
Cash flows from operating activities:
Net loss                                                               $         (76,550)    $         (99,057)         $(1,408,396)
                                                                       ------------------    ------------------   ------------------
Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                              1,442                 1,408               11,454

Changes in assets and liabilities:
        (Increase) decrease in loans receivable                                        -                     -                 (440)
        (Decrease) in bank overdraft                                                   -                     -               (5,000)
        Increase in accounts payable                                               5,623                 1,810               97,504
        Increase (decrease) in accrued expenses                                        -                     -               77,250
        Increase in loans payable-other                                           13,500                -                    21,500
                                                                       ------------------    ------------------   ------------------
Net adjustment to reconcile net income to net cash provided (used) in
operating activities:                                                             20,565                 3,218              202,268
                                                                       ------------------    ------------------   ------------------

Net cash used in operating activities                                            (55,985)              (91,839)          (1,206,128)
                                                                       ------------------    ------------------   ------------------
Cash flows from investing activities:
        Payment made in connection with recapitalization                               -                     -              (15,000)
        Purchase of equipment                                                          -                (3,780)             (21,769)
                                                                       ------------------    ------------------   ------------------
Net cash used in investing activities                                                  -                (3,780)             (36,769)
                                                                       ------------------    ------------------   ------------------
Cash flows from financing activities:
        Issuance of additional shares of common stock                                  -                    35                1,458
        Additional paid in capital arising from issuance of additional
        shares                                                                         -                85,934            1,009,362
        Execution of convertible notes payable                                         -                                     52,800
        Increase in loans payable- officer                                        57,346                14,240              180,784
                                                                       ------------------    ------------------   ------------------
Net cash provided by financing activities                                         57,346               100,209            1,244,404
                                                                       ------------------    ------------------   ------------------

Net increase (decrease) in cash                                                                            590                1,507
                                                                                   1,361
Cash at beginning of period                                                                              2,711                    -
                                                                                     146
                                                                       ------------------    ------------------   ------------------
Cash at end of period                                                  $           1,507     $           3,301    $           1,507
                                                                       ==================    ==================   ==================

Interest paid                                                          $               -     $               -
                                                                       ==================    ==================
Taxes paid                                                             $               -     $               -
                                                                       ==================    ==================

            The accompanying notes should be read in conjunction with
                           these financial statements

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1-   INTERIM RESULTS AND BASIS OF PRESENTATION

          The accompanying unaudited financial statements as of March 31, 2005 and March 31, 2004 and for the three months then ended have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2005 and March 31, 2004 and the results of operations and cash flows for the three months then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended March 31, 2005, are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The Company believes, however, that the disclosures in this report are adequate to make the information presented not misleading in any material respect. The accompanying financial statements should be read in conjunction with the audited financial statements of International Surfacing, Inc. as of December 31, 2004 and the notes thereto included in the Company's report on Form 10-KSB as filed with the Securities and Exchange Commission


Note 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

           Description of Business:

          Harmonica Acquisition Corporation, a Delaware corporation ("the Company") was formed on March 24, 1999, but did not conduct any operating activities nor generate any revenues and was dormant until January 2002.

          The Company was founded to develop, manufacture, market and distribute rubber horseshoes and related products. The Company's initial target markets are the horse racing and equestrian industries. Management believes that the product can be utilized throughout the equine world.

          In December 2002, International Surfacing Inc. ("ISI") purchased all of the outstanding common stock of the Company for $15,000 in a transaction deemed to be a recapitalization. As a part of the overall transaction, ISI, exchanged its common shares of the Company for its own common shares through an exchange agreement with its shareholder, and the Company subsequently changed its name to International Surfacing Inc. The Company, as previously restated, accounted for the loss on the acquisition as a reduction of paid-in capital; and the acquisition as a recapitalization.

                          INTERNATONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)


                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

          Description of Business: (continued)

          The Company has 20,000,000 shares of preferred stock authorized with a par value of $.0001 and 100,000,000 shares of common stock authorized with a par value of $.0001. None of the preferred shares have been issued.

          Equipment

          Equipment is recorded at cost, less accumulated depreciation. Depreciation expense is provided on the straight-line method, based upon estimated useful lives of 3 years. The costs of improvements on leased property are capitalized as leasehold improvements and are being amortized on the straight-line method over an estimated useful life of 3 years. The period of amortization will end in 2005. The company anticipates moving into a new facility within the next year.

          It is the Company's policy to account for routine maintenance and repairs as a charge to expense when incurred. Major replacements and improvements, when incurred, are capitalized. When assets are sold or retired, the related cost and accumulated depreciation are removed from the accounts and gains or losses from dispositions are credited or charged to income.

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

          Fair Value of Financial Instruments

          Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments included cash and loan receivables. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature.

                          INTERNATONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 3 -  GOING CONCERN

          At March 31, 2005, the Company reported a stockholders' deficit of $359,776. The Company does have significant working capital requirements, which to date have been met through private sales of its equity. The Company will continue to need substantial infusions of capital, which it expects to continue to fund primarily from loans, or by a public offering of its equity or debt securities.


Note 4 -  RECENT ACCOUNTING PRONOUNCEMENTS

          In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised
          2004) (`FAS 123R") Share Based Payment. Statement FAS 123R supersedes APB Opinion No. 25, and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. FAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Company will be considered a small business issuer for which, the implementation of FAS 123R is required as of the beginning of the first interim or annual reporting period after December 15, 2005. The Company is required to implement FAS 123R beginning in the fiscal year beginning January 1, 2006. The Company has implemented FAS 123R effective for the year ended December 31, 2004.


Note 5 -  FIXED ASSETS:

          Fixed assets consisted of the following at:

                                                                         March 31,           Dec. 31,
                                                                           2005                2004
                                                                       ---------------    ---------------
        Office Equipment                                               $        8,980     $        8,980
        Leasehold improvements                                                 12,789             12,789
                                                                       ---------------    ---------------
                                                                               21,769             21,769

        Less accumulated depreciation                                         (11,454)           (10,012)
                                                                       ---------------    ---------------
                                                                       $       10,315     $       11,757
                                                                       ===============    ===============


          For the three months ended March 31, 2005, depreciation expense amounted to $1,442.

                          INTERNATONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)




Note 6 -  RELATED PARTY TRANSACTIONS:

          The Company is currently operating with cash generated from the sale of its common stock or from funds loaned by its chief executive officer. Since the Company started operations, the chief executive officer has loaned the Company $329,142.13 on a non-interest bearing basis. The Company has repaid approximately $148,358.62, which has resulted in an outstanding balance of $180,783.51 at March 31, 2005.

          As of March 31, 2005, a director of the Company had loaned the Company the sum of $18,500 on a non-interest bearing basis, which is due on demand. This amount is reported in the accompanying financial statements under the caption "loans payable- other".

Note 7 -  COMMITMENTS:

          The Company leases its administrative facilities on a month-to-month basis. For the three months ended March 31, 2005 and March 31, 2004 the Company's rent expense was $7,500 respectively.


Note 8 -  GENERAL AND ADMINISTRATIVE EXPENSES:

          General and administrative expenses were $69,900 in the three months ended March 31, 2005. For the three months ended March 31, 2004, general and administrative expenses were $83,657. Below is a comparative summary of general and administrative expenses:

                                                                        March 31,          March 31,
                                                                          2005                2004
                                                                     ----------------    ---------------
          Contracted services                                        $        14,707     $       38,310
          Professional fees                                                   18,200             18,400
          Rent                                                                 7,500              7,500
          Travel                                                               9,800              6,988
          Utilities                                                            1,235              1,697
          Other                                                               18,458             10,762
                                                                     ----------------    ---------------
          Total general and administrative expenses                  $        69,900     $       83,657
                                                                     ================    ===============

                          INTERNATONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 9 -  LOSS PER SHARE:

          Loss per common share is computed pursuant to SFAS No. 128, "Earnings Per Share". Basic loss per share is computed as net loss available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and convertible preferred stock. For the three months ended March 31, 2005 and March 31, 2004, there were no items of potential dilution that would impact on the computation of diluted loss per share.


Note 10 - RESEARCH AND DEVELOPMENT:

          The Company is currently developing a new type of rubber horseshoe for the horse racing and equestrian industries. This product is currently in the developmental stage. The Company maintains a small-scale manufacturing facility adjacent to its executive offices, where the product is manufactured and tested. For the three months ended March 31, 2005 and March 31, 2004, the Company expended $5,208 and $13,992 respectively in research and development costs in developing this project. The cumulative developmental stage costs for this product were $301,163.


Note 11 - STOCK BASED COMPENSATION

          The Company recorded $165,260 in compensation and consulting fees thru December 31, 2003. These amounts were not paid and were reflected as an accrued liability on prior years financial statements.

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



Note 12 - PUBLIC OFFERING OF COMMON STOCK:

          The Company has filed a registration statement on Form SB-2 for the resale of 7,249,730 shares of common stock presently outstanding and held by selling stockholders. The Company is currently awaiting approval of the filing by the Security and Exchange Commission.

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this report, which are not historical facts, may be considered forward-looking information with respect to plans, projections, or future performance of the Company as defined under the Private Securities litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from those projected. The words "anticipate", "believe", "estimate", "expect", "objective", and "think" or similar expressions used herein are intended to identify forward-looking statements. The forward-looking statements are based on the Company's current views and assumptions and involve risks and uncertainties that include, among other things, the effects of the Company's business, actions of competitors, changes in laws and regulations, including accounting standards, employee relations, customer demand, prices of purchased raw material and parts, domestic economic conditions, including housing starts and changes in consumer disposable income, and foreign economic conditions, including currency rate fluctuations. Some or all of the facts are beyond the Company's control.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related footnotes, which provide additional information concerning the Company's financial activities and condition.

CRITICAL ACCOUNTING POLICIES

Description of Business:

Harmonica Acquisition Corporation, a Delaware corporation ("the Company") was formed on March 24, 1999, but did not conduct any operating activities nor generate any revenues and was dormant until January 2002.

The Company was founded to develop, manufacture, market and distribute rubber horseshoes and related products. The Company's initial target markets are the horse racing and equestrian industries. Management believes that the product can be utilized throughout the equine world.

In December 2002, International Surfacing Inc. purchased all of the outstanding common stock of the Company for $15,000 in a transaction deemed to be a recapitalization. As a part of the overall transaction, International Surfacing Inc., exchanged its common shares of the Company for its own common shares through an exchange agreement with its shareholder, and the Company subsequently changed its name to International Surfacing Inc. The Company as previously restated accounted for the loss on the acquisition as a reduction of paid-in capital; and the acquisition as a recapitalization.

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

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

Equipment

Equipment is recorded at cost, less accumulated depreciation. Depreciation expense is provided on the straight-line method, based upon estimated useful lives of 3 years. The costs of improvements on leased property are capitalized as leasehold improvements and are being amortized on the straight-line basis over an estimated useful life of 3 years. The period of amortization will end in 2005. The company anticipates moving into a new facility within the next year.

It is the Company's policy to account for routine maintenance and repairs as a charge to expense when incurred. Major replacements and improvements when incurred are capitalized. When assets are sold or retired, the related cost and accumulated depreciation are removed from the accounts and gains or losses from dispositions are credited or charged to income.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments included cash and loans receivable. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature or they were payable on demand.

Going Concern

At March 31, 2005, we reported a stockholders' deficit of $359,776 and we have significant capital needs, which to date have been met through private sales of its equity. The Company will continue to need substantial infusions of capital, which we expect to continue to fund primarily from private sales of its equity and loans, or by a public offering of its equity or debt securities.

                          INTERNATONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)


MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (CONTINUED)

PLAN OF OPERATIONS

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

After nearly three years of research and development by our founders, we have tested StealthShoe(TM) product in actual racing conditions. We are moving to increase our pool of research subjects to study the strength arid wear characteristics of our product. Through our ongoing research and development, we expect to continue to improve our products and eventually move into commercial production. Currently, Sam Serritella and Gary Kouletas head our research and development. We have set up a small scale manufacturing facility to produce our product for testing purposes. This includes cutting and milling materials as well as bonding our products. Through this process we have been able to test adhesives and compare different aluminums and different steel as well as testing different rubber samples.

We have entered a manufacturing and marketing agreement with Victory Racing Plate Company (Victory), a company that has been involved in the horseshoe industry for 75 years. However, we have not yet reached an agreement with Victory regarding price and/or profit sharing in connection with our combined manufacturing and marketing efforts. Together with Victory, we introduced the Stealthshoe into the horseshoe market at the International Hoof Care Summit in Cincinnati, Ohio on January 29, 2005. Soon, Victory will begin to market the Stealthshoe to strategic parts of the country, beginning with the east coast. These marketing efforts will include video marketing, print ads, attendance at trade shows and consignment to various distributors. We expect to incur approximately $250,000 in costs in connection with marketing arid production (including the purchase of raw materials) during this period. We will utilize Victory's established distribution channels.

Within the forthcoming year we plan, together with Victory to begin the manufacturing of the steel substrate model to accommodate the police and carriage horse market. We expect to incur costs related to marketing and production (including the purchase of raw materials) of approximately $150,000.

Additionally, after we have introduced our product to the police and carriage horse market, we will begin to market the shoe to other markets including the pleasure horse and Amish horse markets. We expect to incur costs related to marketing arid production (including the purchase of raw materials) of approximately $150,000.

We expect these costs to be funded by sales of our common stock or debt financing. Victory will be absorbing start up die costs.

                          INTERNATONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (CONTINUED)

PLAN OF OPERATIONS

We are currently developing a new type of rubber horseshoe for the horse racing and equestrian industries. This product is currently in the developmental stage. We maintain a small-scale manufacturing facility adjacent to its executive offices, where the product is manufactured and tested. For the three months ended March 31, 2005, we expended $5,208 in research and development costs in developing this project. For the three months ended March 31, 2004 research and development costs were $13,992. The cumulative developmental stage costs for this product were $301,163.

We have incurred net losses in the aggregate of $1,408,396 since our inception though the three months ended March 31, 2005. The net loss for the three months ended March 31, 2005 was $76,550. The net loss for the three months ended March 31, 2004 was $99,057. The net loss consists of general and administrative expenses, research and development expenses, compensation expenses and depreciation and amortization. Below is a comparative summary of general and administrative expenses:

                                                                    March 31,          March 31,
                                                                      2005                2004
                                                                 ----------------    ---------------
         Contracted services                                     $        14,707     $       38,310
         Professional fees                                                18,200             18,400
         Rent                                                              7,500              7,500
         Travel                                                            9,800              6,988
         Utilities                                                         1,235              1,697
         Other                                                            18,458             10,762
                                                                 ----------------    ---------------
         Total general and administrative expenses               $        69,900     $       83,657
                                                                 ================    ===============


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

     o purchase of raw materials such as aluminum, rubber and adhesives (estimated to be approximately $500, 000) ; and

     o monthly operating expenses which includes general operating equipment, professional fees and other administrative expenses (estimated to be approximately $250,000).

We do not expect to purchase or sell any plant or significant equipment and we do not expect for there to be a significant change in the number of our employees during the upcoming year.

                          INTERNATONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)


MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (CONTINUED)


Liquidity and Capital Resources

On March 31, 2005, we had cash resources of $1,507 with total current liabilities of $377,038, including normal trade payables. Based on our existing expenses, we expect to be able to continue our operations for two months and we will need to raise approximately $1,000,000 in new capital to fund our operations during the next year. We are currently operating using cash generated from the sale of our common stock or from funds loaned by our Chief Executive Officer.

Since we commenced operations in the horseshoe industry, Mr. Serritella, our Chief Executive Officer, has loaned approximately $329,142.13 to our company to fund our research and development and working capital. We have repaid Mr. Serritella approximately $148,358.62, which has resulted in an outstanding balance of $180,783.51 as of March 31, 2005. These loans are non-interest bearing and are due on demand. We expect to use the funds generated from future financings, if any, for the purchase of raw materials, brand development, expansion of our operations and general monthly expenses. This calculation is based on its average current monthly expense level of approximately $20,000 per month. In order to raise the new capital, we may engage in public or private financing, strategic relationships or other arrangements. We do not have any commitment from Mr. Serritella to engage in additional financing. There can be no assurance that such additional funding whether from third parties or Mr. Serritella will be available on terms acceptable to our Company, or at all. If adequate funds are not available on acceptable terms, we may be unable to develop or enhance our products or take advantage of future opportunities either of which could have a material adverse effect on our business, results of operations and financial condition.


Item 3. Controls and Procedures

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

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security None Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit Number             Description

31.1 Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1 Certification of CEO and CFO Pursuant to section 906 of the Sarbanes Oxley Act of 2002

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on May 21, 2005.

                                    INTERNATIONAL SURFACING, INC.



                                    By: /s/Samuel Serritella
                                        --------------------
                                        Samuel Serritella, CEO and CFO