Form 10KSB/A
period 2004-12-31
INTERNATIONAL SURFACING INC
filed 2005-06-08
CIK 1122112

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

On June 1, 2005, the Registrant had outstanding 30,694,480 shares of Common Stock, $0.0001 par value.

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

     In November 2002, International-NJ, and the shareholder of International-NJ entered into an exchange agreement whereby International-NJ exchanged all of its shares held in our company in consideration for the shares of International-NJ held by the shareholder of International-NJ. Consequently, the shareholder of International-NJ became the shareholder of our company and we thereafter changed our name to International Surfacing, Inc. in December 2002. There were no fees paid to any person as consulting fees, finders' fees or financial services fees related to the International-NJ's acquisition of our common stock or the exchange. From inception to our share exchange with International-NJ, we had no operations and our sole business activity was seeking and investigating candidates for business combinations. International-NJ was engaged in the development of the StealthShoe(TM). We have not undergone any bankruptcy, receivership or similar proceeding and, except as set forth above, we have not undergone any material reclassification, merger, consolidation or purchase of a significant amount of assets not in the ordinary course of business.


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

     StealthShoe(TM) consists of two layers of material, bonded in a proprietary way which includes metal preparation and rubber treatment methods that when combined with our custom blend of adhesives creates a unique bonding process. The shoe has an aluminum substrate and an outer face of tire-grade rubber. Stealthshoe(TM) differs from other horse shoe manufactures as the aluminum substrate forms a pocket in which the rubber is inserted and bonded. We are not aware of any other manufacturer that combines rubber and the base of the horseshoe in this manner utilizing the pocket formed on the aluminum substrate and our unique bonding process. We believe that the rubber layer protects the horse's legs by cushioning the impact of each step. We are also in the process of creating a product with a steel substrate, for more heavy duty applications, such as police horses and carriage horses. We are currently developing the steel substrate horseshoe and intend to commence manufacturing the steel substrate by the end of July 2005.

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

Marketing

     There are two distinct markets for our product. The first consists of owners and trainers of professional racehorses, which is the market we have commenced focusing on commencing in late January 2005 when we will attend the Hoof Care Summit with Victory in Cincinnati, Ohio. Our sole marketing effort to date has been the attendance of the Hoof Care Summit. In the near future, we intend to market to this segment using management's contacts as well as Victory's distribution channels. Within six months after the Hoof Care Summit, we intend to market the Stealhshoe, include a model using the steal substrate, to other professional horse users (mounted police, commercial riding stables and the like) and to general horse owners and veterinarians as a therapeutic shoe for lame horses. During each stage, together with Victory, management will market Stealthshoe to existing contacts of Victory and our company. In addition, we will attend trade shows and advertise in trade magazines. We expect to incur costs throughout 2005 of approximately $100,000 in connection with our marketing efforts.

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

Intellectual Property

     We regard our copyrights, service marks, trademarks, trade dress, trade secrets and similar intellectual property as critical to our success. In addition, we have filed for patent protection for our proprietary technology. We can give no assurance that any such patent will be granted for our StealthShoe(TM) technology. We rely on trademark and copyright law, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our proprietary rights. We have received a trademark for use of the term "StealthShoe(TM)". We have filed a patent application with the United States Patent and Trademark Office which seeks to patent the process or method by which the Company attaches rubber to a groove on a metal base horseshoe member and the resulting horseshoe. As of the date hereof, our patent application is pending. Our U.S. patent application number is 11/001,742.


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

     As of June 1, 2005, there were approximately 239 holders of record of our common stock and 30,694,480 shares of common stock outstanding. Approximately, 267,302 shares of common stock are eligible for resale under Rule 144. We have no options and warrants outstanding.

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

     We have incurred net losses in the aggregate of $1,331,846 since our inception though the year ended December 31, 2004. The net loss for the year ended December 31, 2002 was $78,307. The net loss for the year ended December 31, 2003 was $470,365 and the net loss for the year ended December 31, 2004 was $783,174. The net loss consists of general and administrative expenses and research and development expenses. To the extent that we are unable to secure additional external financing, and/or generate cash revenue from operations, our ability to continue as a going concern may be adversely affected.

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

On October 11, 2004, we issued an aggregate of 1,500,000 shares to three parties in consideration for shares of common stock in Innovative Cooling Enterprises, Inc. The three parties did not deliver to us the shares of Innovative Cooling Enterprises, Inc. As a result, in May 2005, the three parties returned the 1,500,000 shares we previously issued to us for cancellation.

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

     On March 22, 2004, our accountants, Tedder, James, Worden & Associates ("Tedder") tendered their resignation as our independent accountants.

     Tedder's report on our financial statements for the year ended December 31, 2002 did not contain any adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope or accounting principles. There were no disagreements with Tedder on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. Tedder's report did raise certain doubts regarding our ability to continue as a going concern.

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

Employment Agreements

     We presently do not have any employment agreements

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information regarding the beneficial ownership of our common stock as of May 25, 2005. The information in this table provides the ownership information for:

     o each person known by us to be the beneficial owner of more than 5% of our Common Stock;

     o    each of our directors;

     o    each of our executive officers; and

     o    our executive officers and directors as a group.

     Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them. Common stock beneficially owned and percentage ownership is based on 30,754,480 shares outstanding on May 25, 2005, and assuming the exercise of any options or warrants or conversion of any convertible securities held by such person, which are presently exercisable or will become exercisable within 60 days after May 25, 2005.

---------------------------------------- -------------------------------------- --------------------------------------

Name and Address                         Number of Shares Beneficially Owned    Percent of Class
---------------------------------------- -------------------------------------- --------------------------------------
Samuel Serritella (1) **                 6,972,750                              21.67%

---------------------------------------- -------------------------------------- --------------------------------------
Gary Kouletas (1) **                     1,490,000                               4.77%

---------------------------------------- -------------------------------------- --------------------------------------
Richard Ciarletta (1) **                   270,000                                *

---------------------------------------- -------------------------------------- --------------------------------------
Thomas R. Miller (1) **                    100,000                                *

---------------------------------------- -------------------------------------- --------------------------------------
Michael Luterzo (1) **                      60,000                                *

---------------------------------------- -------------------------------------- --------------------------------------
Theresa Cavalomagno                      2,000,000                               6.50%
35 Garwood Court
Garfield, NJ 07026

---------------------------------------- -------------------------------------- --------------------------------------
Nicole Horvath                           2,000,000                               6.50%
179 Farnham Ave.
Lodi, NJ 07644

---------------------------------------- -------------------------------------- --------------------------------------

---------------------------------------- -------------------------------------- --------------------------------------
All officers and directors as a          8,892,750                              28.91%
Group (5 people)

---------------------------------------- -------------------------------------- --------------------------------------

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

     The aggregate fees paid to our auditors for professional services rendered for the audit of our annual financial statements for the fiscal years ended December 31, 2004 and 2003 and review of the financial statements included in our Form 10-QSBs for such fiscal years totaled $27,500, and $5,000, respectively.

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

Dated: June 3, 2005

By:

/s/ Samuel Serritella
---------------------
Samuel Serritella
President, Chief Executive Officer, Principal
Financial/Accounting Officer




In accordance with the Exchange Act, the report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.





Date:  June 3, 2005           By: /s/ Samuel Serritella
                                      -----------------------------
                                      Samuel Serritella, Director

Date:  June 3, 2005           By: /s/ Michael Luterzo
                                      -----------------------------
                                      Michael Luterzo, Director


Date:  June 3, 2005           By: /s/ Thomas R. Miller
                                      -----------------------------
                                      Thomas R. Miller, Director

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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






                                        /S/Jerome Rosenberg, CPA, P.C
                                        -----------------------------
                                        Jerome Rosenberg, CPA, P.C
                                        Melville, NY
                                        April 13, 2005

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                                 BALANCE SHEETS

                        As of December 31, 2004 and 2003

                                  ASSETS                                      2004                2003
                                                                         ---------------    -----------------
       Current Assets:
       Cash                                                              $          146     $        2,711
       Loans receivable                                                             290              2,500
       Other receivable                                                             150                  -
                                                                         ---------------    ---------------
               Total current assets                                                 586              5,211
                                                                         ---------------    ---------------

       Equipment less accumulated depreciation and amortization of
           $10,012 at December 31, 2004 and $4,313 at December 31,
           2003                                                                  11,757             12,733
       Security deposits                                                          5,000              5,000
                                                                         ---------------    ---------------


                  Total assets                                           $       17,343     $       22,944
                                                                         ===============    ===============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

       Current liabilities:
             Accounts payable                                            $       91,882      $      29,114
             Accrued expenses                                                    77,250            165,250

             Loans payable-other                                                  8,000                  -
             Due to officer (Note 5)                                            123,437             24,105
                                                                         ---------------    ---------------
                 Total current liabilities                                      300,569            218,469
                                                                         ---------------    ---------------
        Stockholders' deficit:
              Preferred stock, par value $.0001, per share;
               authorized 20,000,000 shares, none issued and
               outstanding                                                            -                  -

              Common stock, par value $.0001, per share; 100,000,000 shares authorized, 32,194,480 shares issued and outstanding at December
               31, 2004 and
               26,424,080 shares issued and outstanding at December
               31, 2003                                                           3,219              2,642
              Additional paid in capital                                      1,045,401            350,505
              Deficit accumulated during the
                 developmental stage                                         (1,331,846)          (548,672)
                                                                         ---------------    ---------------
                  Total stockholders' deficit                                  (283,226)          (195,525)
                                                                         ---------------    ---------------
                 Total liabilities and stockholders' deficit             $       17,343     $       22,944
                                                                         ===============    ===============

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


   The accompanying notes and independent auditors' report should be read in conjunction with the financial statements

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                       STATEMENT OF STOCKHOLDERS' DEFICIT

                 For the Years Ended December 31, 2004 and 2003



                                                                                          Additional                      Total
                                                                Common Stock               Paid-in      Accumulated    Stockholders'
                                                             Shares         Amount         Capital        Deficit        Equity
                                                        ---------------  -------------  -------------   -----------  ---------------
Balances at January 1, 2003                                 25,211,200   $      2,521   $     36,039    $  (78,307)  $      (39,747)

Sale of common stock                                         1,212,880            121        314,466             -          314,587

Net loss for the year ended December 31, 2003                        -              -              -      (470,365)        (470,365)
                                                        ---------------  -------------  -------------   -----------  ---------------

Balances at December 31, 2003                               26,424,080          2,642        350,505      (548,672)        (195,525)
                                                        ---------------  -------------  -------------   -----------  ---------------

Sale of common stock                                         3,770,400            377        195,096             -          195,473
Issuance of common stock for compensation (Note 10)          2,000,000            200        499,800             -          500,000
Net loss for the year ended December 31, 2004                        -              -              -      (783,174)        (783,174)
                                                        ---------------  -------------  -------------   -----------  ---------------
Balances at December 31, 2004                               32,194,480   $      3,219   $  1,045,401   $(1,331,846)  $     (283,226)
                                                        ===============  =============  =============  ============  ===============


                The accompanying notes and independent auditors' report should be read in conjunction with the financial statements

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                             STATEMENT OF CASH FLOWS

                 For the Years Ended December 31, 2004 and 2003

                                                                          Year ended       Year ended      Cumulative
                                                                         December 31,     December 31,     Development
                                                                             2004            2003            Stage
                                                                         --------------   --------------   --------------
Cash flows from operating activities:
Net loss                                                                $    (783,174)   $    (470,365)   $  (1,331,846)
Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                           5,699            4,125           10,012
        Compensation expense                                                  412,000                -          412,000

Changes in assets and liabilities:
        (Increase) decrease in loans receivable                                 2,210           (2,500)            (290)
        (Increase) decrease in other receivable                                  (150)               -             (150)
        (Increase) decrease in security deposits                                    -                -           (5,000)
        (Decrease) in bank overdraft                                                -           (3,102)               -
        Increase in accounts payable                                           62,768           29,114           91,882
        Increase (decrease) in accrued expenses                                     -          115,286          165,250
        Increase in loans payable-other                                         8,000                -            8,000
                                                                        --------------   --------------   --------------

Net adjustment to reconcile net income to net cash
provided (used) in operating activities:                                     (490,527)         142,923          681,704
                                                                        --------------   --------------   --------------

Net cash used in operating activities                                        (292,647)        (327,442)        (650,142)
                                                                        --------------   --------------   --------------
          Cash flows from investing activities:
        Payment made in connection with recapitalization                            -                -          (15,000)
        Purchase of equipment                                                  (4,723)          (8,539)         (21,769)
                                                                        --------------   --------------   --------------

Net cash used in investing activities                                          (4,723)          (8,539)         (36,769)
                                                                        --------------   --------------   --------------

Cash flows from financing activities:
        Issuance of additional shares of common stock                             377              121            1,258
        Additional paid in capital arising from issuance of additional
        shares                                                                195,096          314,466          509,562
        Execution of convertible notes payable                                      -                -           52,800
        Increase in due to officer                                             99,332           24,105          123,437
                                                                        --------------   --------------   --------------

Net cash provided by financing activities                                     294,805          338,692          687,057
                                                                        --------------   --------------   --------------

Net increase (decrease) in cash                                                (2,565)           2,711              146
Cash at beginning of period                                                     2,711                -                -
                                                                        --------------   --------------   --------------
          Cash at end of period                                         $         146    $       2,711    $         146

                                                                        ==============   ==============   ==============

Interest paid                                                           $      13,861    $       9,800
                                                                        ==============   ==============
                Taxes paid                                              $         500    $           -
                                                                        ==============   ==============

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

(G) STOCK BASED COMPENSATION

The Company has adopted the fair value method of accounting for stock-based employee compensation. The Company currently does not have a formal stock- based compensation plan for its employees.

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

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

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

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