Form 10QSB/A
period 2005-03-31
INTERNATIONAL SURFACING INC
filed 2005-06-08
CIK 1122112

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A1

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


                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                                 BALANCE SHEETS

                   As of March 31, 2005 and December 31, 2004


                                                                       March 31,            Dec. 31,
                                                                         2005                 2004
                                                                    ---------------     ----------------
                                                                       (Unaudited)         (Note 1)
                            ASSETS
 Current Assets:
 Cash                                                               $        1,507      $           146
 Loans receivable                                                              290                  290
 Other receivable                                                              150                  150
                                                                    ---------------     ----------------
         Total current assets                                                1,947                  586
                                                                    ---------------     ----------------

 Fixed Assets, net (Note 5)                                                 10,315               11,757
 Security deposits                                                           5,000                5,000
                                                                    ---------------     ----------------


            Total assets                                            $       17,262      $        17,343
                                                                    ===============     ================

             LIABILITIES AND STOCKHOLDERS' DEFICIT
 Current liabilities:
       Accounts payable                                             $       97,504      $        91,882
       Accrued expenses                                                     77,250               77,250
       Loans payable-other (Note 6)                                         21,500                8,000
       Loans payable -officer (Note 6)                                     180,784              123,437
                                                                    ---------------    -----------------
           Total current liabilities                                       377,038              300,569
                                                                    ---------------    -----------------
  Stockholders' deficit:
        Preferred stock, par value $.0001, per share;
         authorized 20,000,000 shares, none issued and                           -                   -
         outstanding

        Common stock, par value $.0001, per share;
         100,000,000 shares authorized, 32,194,480 shares
         issued and outstanding at March 31, 2005 and at                     3,219                3,219
         December 31, 2004
        Additional paid in capital                                       1,045,401            1,045,401
        Deficit accumulated during the developmental stage              (1,408,396)          (1,331,846)
                                                                    ---------------    -----------------
            Total stockholders' deficit                                   (359,776)            (283,226)
                                                                    ---------------    -----------------
           Total liabilities and stockholders' deficit              $       17,262     $         17,343
                                                                    ===============    =================


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
                                     =================  =================  ================  ================== ====================



           The accompanying notes should be read in conjunction with
                           these financial statements



                         INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)


                             STATEMENT OF CASH FLOWS

               For the Three Months Ended March 31, 2005 and 2004

                                                                                                                     Cumulative
                                                                                March 31,         March 31,          Development
                                                                                  2005              2004                Stage
                                                                            ----------------   ----------------  -------------------
Cash flows from operating activities:
Net loss                                                                    $       (76,550)   $       (99,057)  $       (1,408,396)
                                                                            ----------------   ----------------  -------------------
Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                                 1,442              1,408               11,454
        Compensation expense                                                              -                  -              412,000

Changes in assets and liabilities:
        (Increase) decrease in loans receivable                                           -                  -                 (290)
        Decrease in other receivable                                                      -                  -                 (150)
        (Decrease) in bank overdraft                                                      -                  -               (5,000)
        Increase in accounts payable                                                  5,623              1,810               97,504
        Increase (decrease) in accrued expenses                                           -                  -              165,250
        Increase in loans payable-other                                              13,500                  -               21,500
                                                                            ----------------   ----------------  -------------------

Net adjustment to reconcile net income to net cash provided (used) in
operating activities:                                                                20,565              3,218              702,268
                                                                            ----------------   ----------------  -------------------

Net cash used in operating activities                                               (55,985)           (91,839)            (706,128)
                                                                            ----------------   ----------------  -------------------
Cash flows from investing activities:
        Payment made in connection with recapitalization                                  -                  -              (15,000)
        Purchase of equipment                                                             -             (3,780)             (21,769)
                                                                            ----------------   ----------------  -------------------

Net cash used in investing activities                                                     -             (3,780)             (36,769)
                                                                            ----------------   ----------------  -------------------

Cash flows from financing activities:
        Issuance of additional shares of common stock                                     -                 35                1,258
        Additional paid in capital arising from issuance of additional
        shares                                                                            -             85,934              509,362
        Execution of convertible notes payable                                            -                                  52,800
        Increase in loans payable- officer                                           57,346             14,240              180,784
                                                                            ----------------   ----------------  -------------------

Net cash provided by financing activities                                            57,346            100,209              744,404
                                                                            ----------------   ----------------  -------------------

Net increase (decrease) in cash                                                                            590                1,507
                                                                                      1,361
Cash at beginning of period                                                                              2,711                    -
                                                                                        146
                                                                            ----------------   ----------------  -------------------

Cash at end of period                                                       $         1,507   $          3,301   $            1,507

                                                                            ================   ================  ===================

Interest paid                                                               $             -    $             -
                                                                            ================   ================

Taxes paid                                                                  $             -    $             -
                                                                            ================   ================


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

Stock Based Compensation

The Company has adopted the fair value method of accounting for stock-based employee compensation. The Company currently does not have a formal stock-based compensation plan for its employees

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 3 - GOING CONCERN

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

Note 12 - PUBLIC OFFERING OF COMMON STOCK:

The Company has filed a registration statement on Form SB-2 for the resale of 5,749,730 shares of common stock presently outstanding and held by selling stockholders. The Company is currently awaiting approval of the filing by the Security and Exchange Commission.

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

ITEM 6. - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (CONTINUED)

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

Item 6. Exhibits


Exhibit Number             Description

31.1 Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1 Certification of CEO and CFO Pursuant to section 906 of the Sarbanes Oxley Act of 2002

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on June 3, 2005.

                          INTERNATIONAL SURFACING, INC.





                           By: /s/Samuel Serritella
                               --------------------
                               Samuel Serritella, CEO and CFO