Form 10KSB/A
period 2004-12-31
INTERNATIONAL SURFACING INC
filed 2005-08-09
CIK 1122112

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

On August 5, 2005, the Registrant had outstanding 32,194,480 shares of Common Stock, $0.0001 par value.

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

StealthShoe(TM)

Since January 2002, we have been engaged in the development and manufacturing of our StealthShoe(TM) and related products. We intend to commence marketing and distribution of StealthShoe(TM) in late August 2005. StealthShoe(TM) product is a unique rubber horseshoe. We believe the StealthShoe(TM) is a horseshoe that will take less of a toll on the legs of horses as compared to conventional iron or aluminum shoes. Our initial market is the horse racing industry; however, we believe that StealthShoe(TM) can be used on any horse.

Through December 31, 2004 we estimate that we incurred expenses of approximately $296,000 in connection with research and development. We have increased our pool of research subjects to improve the strength and durability characteristics of StealthShoe(TM). Through our ongoing research and development, we expect to continue to improve StealthShoe(TM) and move into commercial production in the near future.

StealthShoe(TM) consists of two layers of material, bonded in a proprietary way which includes metal preparation and rubber treatment methods that when combined with our custom blend of adhesives creates a unique bonding process. The shoe has an aluminum substrate and an outer face of tire-grade rubber. Stealthshoe(TM) differs from other horse shoe manufactures as the aluminum substrate forms a pocket in which the rubber is inserted and bonded. We are not aware of any other manufacturer that combines rubber and the base of the horseshoe in this manner utilizing the pocket formed on the aluminum substrate and our unique bonding process. We believe that the rubber layer protects the horse's legs by cushioning the impact of each step. We are also in the process of creating a product with a steel substrate, for more heavy duty applications, such as police horses and carriage horses. We are currently developing the steel substrate horseshoe and intend to commence manufacturing the steel substrate within the forthcoming year .

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

On December 9, 2004, in order to commence commercial production we entered into a Standard Manufacturing and Marketing Agreement with Victory Racing Plate Co. ("Victory"). Victory has agreed to provide all dies and materials for metal horseshoe production. We will provide the rubber insert and the process for bonding the metal and the rubber using our proprietary boding process. Specifically, under the arrangement we have reached with Victory, upon receipt of a purchase order by Victory, Victory shall provide us with an invoice for each of the aluminum horseshoes to be manufactured. Upon payment of the invoice, Victory shall manufacture the aluminum horseshoe and ship such horseshoes to our company where we will apply the rubber base to the aluminum horsehoe using our proprietary process. We will then forward the finished product to Victory for distribution. The customer will then pay for the finished product. The division of the profit generated on each horseshoe sold shall be determined on a case by case basis.

Marketing

There are two distinct markets for our product. The first consists of owners and trainers of professional racehorses, which is the market we have commenced focusing on commencing in late January 2005 when we attended the Hoof Care Summit with Victory in Cincinnati, Ohio. Our sole marketing effort to date has been the attendance of the Hoof Care Summit. In the near future, we intend to market to this segment using management's contacts as well as Victory's distribution channels. Within twelve months after the Hoof Care Summit, we intend to market the Stealhshoe, including a model using the steal substrate, to other professional horse users (mounted police, commercial riding stables and the like) and to general horse owners and veterinarians as a therapeutic shoe for lame horses. During each stage, together with Victory, management will market Stealthshoe to existing contacts of Victory and our company. As of the date hereof, we have not engaged in any marketing activities since the attendance of the Hoof Care Summit nor have we incurred expenses in connection with our marketing efforts. In the near future, we will attend trade shows and advertise in trade magazines. We expect to incur costs throughout 2005 of approximately $100,000 in connection with our marketing efforts.

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

ITEM 2. DESCRIPTION OF PROPERTIES

We currently maintain our executive offices and research and development facilities at 5 Erie Street, Garfield, New Jersey 07026. Our telephone number at that address is (973) 253-6131. This facility consists of a 1,600 square foot manufacturing facility and approximately 1,500 square feet of office space. Our lease for these facilities is on a month to month basis pursuant to a verbal agreement at the rate of $2,500 per month. This facility is in good working condition and we expect this facility to satisfy our needs for the next 12 months. We lease our facilities from Rub Enterprises, an unaffiliated third party. As of the date hereof, we are current with our lease payments of $2,500 per month to Rub Enterprises.

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

As of August 4, 2005, there were approximately 239 holders of record of our common stock and 32,194,480 shares of common stock outstanding. Approximately, 267,302 shares of common stock are eligible for resale under Rule 144. We have no options and warrants outstanding.

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

Going Concern

At December 31, 2004, we reported a stockholders' deficit of $282,926 and we have significant capital needs, which to date has been met through private sales of our equity. We will continue to need substantial infusions of capital, which we expect to continue to fund primarily from private sales of its equity and loans, or by a public offering of its equity or debt securities

Plan of Operation

We were founded to develop, manufacture, market and distribute unique rubber horseshoes and related services. The founder of our company, Samuel Serritella, recognized an opportunity to develop a product that we believe would take less of a toll on the legs of horses as compared to conventional iron or aluminum shoes. As a result, we are currently developing a new type of rubber horseshoe for the horse racing and equestrian industries. This product is currently in the developmental stage. Our initial market is the horse racing industry; however, we believe our product may be used on any type of horse. If the StealthShoe(TM) becomes established in the horse racing industry, we intend to broaden our market to include shoes for horses used in an urban setting, such as police horses and carriage horses, shoes for therapeutic purposes for lame horses and shoes for the general horse owner market.

After nearly three years of research and development by our founders, we have tested the StealthShoe(TM) product in actual racing conditions. We are moving to increase our pool of research subjects to study the strength and wear characteristics of our product. Through our ongoing research and development, we expect to continue to improve our products and eventually move into commercial production. Currently, Sam Serritella and Gary Kouletas head our research and development. We have set up a small scale manufacturing facility to produce our product for testing purposes. This includes cutting and milling materials as well as bonding our products. Through this process we have been able to test adhesives and compare different aluminums and different steel as well as testing different rubber samples.

We have entered a manufacturing and marketing agreement with Victory Racing Plate Company, a company that has been involved in the horseshoe industry for 75 years. However, we have not yet reached an agreement with Victory regarding price and/or profit sharing in connection with our combined manufacturing and marketing efforts. Together with Victory, we introduced the Stealthshoe into the horseshoe market at the international hoof care summit in Cincinnati, Ohio on January 29, 2005. Within the next month, Victory will begin to market the Stealthshoe to strategic parts of the country, beginning with the east coast. These marketing efforts will include video marketing, print ads, attendance at trade shows and consignment to various distributors. Under the arrangement we have reached with Victory, upon receipt of a purchase order by Victory, Victory shall provide us with an invoice for each of the aluminum horseshoes to be manufactured. Upon payment of the invoice, Victory shall manufacture the aluminum horseshoe and ship such horseshoes to our company where we will apply the rubber base to the aluminum horsehoe using our proprietary process. We will then forward the finished product to Victory for distribution. The customer will then pay for the finished product. The division of the profit generated on each horseshoe sold shall be determined on a case by case basis. We expect to incur approximately $250,000 in costs in connection with marketing and production (including the purchase of raw materials) during this period. We will utilize Victory's established distribution channels.

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

We expect these costs to be funded by sales of our common stock or debt financing. If we are unable to obtain funding to through sales of our common stock or debt financing, we will be unable to institute our business plan and our operations may fail. Victory will be absorbing start up die costs.

Through Decemeber 31, 2004, we expended approximately $296,000 in Research and Development costs. These amounts are included in the General and Administrative expenses in the accompanying financial statements.

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

Liquidity and Capital Resources

On December 31, 2004, we had cash resources of $146 with total current liabilities of $300,419, including normal trade payables. As of June 30, 2005, we had cash resources of $253,232. Based on our existing expenses, we expect to be able to continue our operations for two months and we will need to raise approximately $1,000,000 in new capital to fund our operations during the next year. We are currently operating using cash generated from the sale of our common stock or from funds loaned by our Chief Executive Officer.

Since we commenced operations in the horseshoe industry until March 31, 2005, Mr. Serritella, our Chief Executive Officer, has loaned approximately $329,142.13 to our company to fund our research and development and working capital. We have repaid Mr. Serritella approximately $148,358.62, which has resulted in an outstanding balance of $180,783.51 as of March 31, 2005. These loans are non-interest bearing and are due on demand.

In addition, during the period from April 1, 2005 through July 15, 2005, Mr. Serritella loaned our company an additional $692,150 to fund our research and development, working capital and costs related to manufacturing and marketing. During this same period, we repaid Mr. Seritella $43,744. These loans are non-interest bearing and are due on demand.

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

We did not pay to our Chief Executive Officer or any executive officer any compensation intended to serve as incentive for performance to occur over a period longer than one year pursuant to a long-term incentive plan in the years ended December 31, 2002 2003, and 2004.


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


Employment Agreements

We presently do not have any employment agreements

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our common stock as of August 4, 2005. The information in this table provides the ownership information for:

o each person known by us to be the beneficial owner of more than 5% of our Common Stock;

o each of our directors;

o each of our executive officers; and

o our executive officers and directors as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them. Common stock beneficially owned and percentage ownership is based on 30,754,480 shares outstanding on August 4, 2005, and assuming the exercise of any options or warrants or conversion of any convertible securities held by such person, which are presently exercisable or will become exercisable within 60 days after August 4, 2005.

---------------------------- --------------------------- -------------------

                             Number of Shares
Name and Address             Beneficially Owned           Percent of Class
---------------------------- --------------------------- -------------------
Samuel Serritella (1) **     6,972,750                   21.67%

---------------------------- --------------------------- -------------------
Gary Kouletas (1) **         1,490,000                    4.77%

---------------------------- --------------------------- -------------------
Richard Ciarletta (1) **       270,000                     *

---------------------------- --------------------------- -------------------
Thomas R. Miller (1) **        100,000                     *

---------------------------- --------------------------- -------------------
Michael Luterzo (1) **          60,000                     *

---------------------------- --------------------------- -------------------
Theresa Cavalomagno          2,000,000                    6.50%
35 Garwood Court
Garfield, NJ 07026

---------------------------- --------------------------- -------------------
Nicole Horvath               2,000,000                    6.50%
179 Farnham Ave.
Lodi, NJ 07644

---------------------------- --------------------------- -------------------
All officers and directors   8,892,750                   28.91%
as a Group (5 people)

---------------------------- --------------------------- -------------------

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

On October 11, 2004, we issued 1,000,000 shares of common stock to each Sam Serritella and Gary Kouletas for services rendered to our company. This new issuance represented compensation for both prior compensation referred to above as well as current compensatory services rendered to the Company in 2004. The shares issued were valued at $.25 per share, which represented the fair market value of the common stock. The effect of this issuance was that accrued expenses, representing the Company's liability for accrued compensatory services at December 31, 2003, were reduced by $88,000 and compensation expense of $412,000 was recorded in 2004.


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

(2) Incorporated by reference to the Form SB-2/A Registration Statement File No. 333-120408 filed with the Securities and Exchange Commission on August 2, 2005.

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

Dated: August 5, 2005

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






Date:  August 5, 2005           By: /s/ Samuel Serritella
                                      -------------------
                                      Samuel Serritella, Director

Date:  August 5, 2005           By: /s/ Michael Luterzo
                                      ------------------
                                      Michael Luterzo, Director


Date:  August 5, 2005           By: /s/ Thomas R. Miller
                                      ------------------
                                      Thomas R. Miller, Director

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
International Surfacing, Inc.:

We have audited the accompanying balance sheet of International Surfacing, Inc. (A Developmental Stage Company), (the "Company") as of December 31, 2004 and December 31, 2003, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended and for the period January 1, 2002 (date of inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the period January 1, 2002 (date of inception) through December 31, 2002 were audited by other auditors whose report dated April 14, 2003 expressed an unqualified opinion on those financial statements. On April 7, 2004 as a result of reorganization and a restatement of the financial statements for the year ended December 31, 2002, these auditors expressed an unqualified opinion on the financial statements based on the assumption that the Company would continue as a going concern. Our opinion on the balance sheet, statement of operations, changes in stockholder's deficit and cash flows for the period January 1, 2002 (date of inception) to December 31, 2002 is based solely on the report of other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of International Surfacing, Inc., as of December 31, 2004 and December 31, 2003, and the results of its operations and cash flows for the years then ended in conformity with U.S. Generally Accepted Accounting Principles.

The accompanying financial statements have been prepared assuming that International Surfacing, Inc. will continue as a going concern. As discussed in
Note 2 to the financial statements, the Company's cumulative losses during the development period, and the need to obtain substantial additional funding to complete its development raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Jerome Rosenberg, CPA, P.C Melville, NY
April 13, 2005

        Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors
International Surfacing, Inc.:

We have audited the accompanying statements of operations, stockholders' deficit, and cash flows of International Surfacing, Inc. (a development stage company) for the period from January 1, 2002 (date of inception) to December 31, 2002 included in the cumulative development stage columns of those statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of International Surfacing, Inc. for the period from January 1, 2002 (date of inception) to December 31, 2002 in conformity with U.S. generally accepted accounting principles.

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





                  /s/ TEDDER, JAMES, WORDEN & ASSOCIATES, P.A.

                  Orlando, Florida
                  April 14, 2003, except as to Note 1(A), which is as of April 7, 2004

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                                 BALANCE SHEETS

                        As of December 31, 2004 and 2003


                                       ASSETS                                                  2004                 2003
                                                                                         ------------------    ----------------
                                                                                             (Restated
                                                                                           See Note 12)
Current Assets:
Cash                                                                                              $   146            $  2,711
Investment in unaffiliated company (Note 4)                                                           150                   -
Loans receivable                                                                                      290               2,500
Other receivable                                                                                      150                   -
                                                                                         ------------------    ----------------
        Total current assets                                                                          736               5,211
                                                                                         ------------------    ----------------

Equipment less accumulated depreciation and amortization of $10,012 at December 31,
    2004 and $4,313 at December 31, 2003                                                           11,757              12,733
Security deposits                                                                                   5,000               5,000
                                                                                         ------------------    ----------------

           Total assets                                                                          $ 17,493           $  22,944
                                                                                         ==================    ================

                           LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
      Accounts payable                                                                           $ 91,732           $  29,114
      Accrued expenses                                                                             77,250             165,250
      Loans payable-other                                                                           8,000                   -
      Due to officer (Note 6)                                                                     123,437              24,105
                                                                                         ------------------    ----------------
          Total current liabilities                                                               300,419             218,469
                                                                                         ------------------    ----------------
 Stockholders' deficit:
       Preferred stock, par value $.0001, per share; authorized 20,000,000 shares,
        none issued and outstanding                                                                     -                   -

       Common stock, par value $.0001, per share; 100,000,000 shares authorized,
        32,194,480 shares issued and outstanding at December 31, 2004 and
        26,424,080 shares issued and outstanding at December 31, 2003
                                                                                                    3,219               2,642
       Additional paid in capital                                                               1,045,701             350,505
       Deficit accumulated during the developmental stage                                      (1,331,846)           (548,672)
                                                                                         ------------------    ----------------
           Total stockholders' deficit                                                           (282,926)           (195,525)
                                                                                         ------------------    ----------------
          Total liabilities and stockholders' deficit                                            $ 17,493           $  22,944
                                                                                         ==================    ================

   The accompanying notes and independent auditors' report should be read in conjunction with the financial statements

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                             STATEMENT OF OPERATIONS


                                                                                                                   Cumulative
                                                                                                                  For the period
                                                                                                                  January 1, 2002
                                                                     Year ended              Year ended           (Inception) to
                                                                    December 31,            December 31,           December 31,
                                                                        2004                    2003                   2004
                                                                 --------------------    -------------------   ---------------------

Expenses:
Research and development                                         $          20,783       $        250,926      $            295,955
General and administrative                                                 344,692                 98,171                   448,629
Compensation expense                                                       412,000                117,143                   577,250
Depreciation and amortization                                                5,699                  4,125                    10,012
                                                                 --------------------    -------------------   ---------------------

Total expenses                                                             783,174                470,365                 1,331,846
                                                                 --------------------    -------------------   ---------------------

Net loss                                                         $        (783,174)      $       (470,365)     $         (1,331,846)
                                                                 ====================    ===================   =====================

Basic and fully diluted loss per common share                    $            (.03)      $           (.02)
                                                                 ====================    ===================

Weighted average number of shares outstanding                           28,391,313             25,660,860
                                                                 ====================    ===================

    The accompanying notes and independent auditors' report should be read in conjunction with the financial statements

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                       STATEMENT OF STOCKHOLDERS' DEFICIT

              From Inception (January 1, 2002) to December 31, 2004
                                   (Restated)


                                                                                    Additional                              Total
                                                           Common Stock              Paid-in       Accumulated    Stockholders'
                                                   Shares              Amount        Capital         Deficit         Equity
                                                 --------------     ------------   -------------   -------------  ---------------
Balances at January 1, 2002                                  -      $         -      $        -      $        -     $          -

Sale of common stock                                     1,200              760               -               -              760

Exchange of shares with
 acquired Company (Harmonica Acquisition Corp.)
                                                    24,998,800            1,740         (16,740)              -          (15,000)

Amount received for convertible debentures             211,200               21          52,779                           52,800

Net loss                                                     -                -               -         (78,307)         (78,307)
                                                 --------------     ------------   -------------   -------------  ---------------

Balances at January 1, 2003                         25,211,200            2,521          36,039         (78,307)         (39,747)

Shares issued in January 2003 pursuant to
 private placements                                    165,880               17          41,453               -           41,470

Shares issued in February 2003 pursuant to
 private placements                                      7,200                1           1,799               -            1,800

Shares issued in April 2003 pursuant to
 private placements                                    283,000               28          70,722               -           70,750

Shares issued in May 2003 pursuant to
 private placements                                     40,000                4           9,996               -           10,000

Shares issued in June 2003 pursuant to
 private placements                                    239,400               24          59,826               -           59,850

Shares issued in July 2003 pursuant to
 private placements                                    115,500               11          28,864               -           28,875

Shares issued in August 2003 pursuant to
 private placements                                    101,400               10          36,707               -           36,717

    The accompanying notes and independent auditors' report should be read in conjunction with the financial statements

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                       STATEMENT OF STOCKHOLDERS' DEFICIT

              From Inception (January 1, 2002) to December 31, 2004
                                   (Restated)



                                                                              Additional                          Total
                                                         Common Stock          Paid-in         Accumulated    Stockholders'
                                                 Shares           Amount       Capital           Deficit         Equity
                                                --------------   -----------  --------------- --------------- ---------------
Shares issued in October 2003 pursuant to
 private placements                                   165,000            16           41,234              -           41,250

Shares issued in November 2003 pursuant to
 private placements                                    58,000             6           14,494              -           14,500

Shares issued in December 2003 pursuant to
 private placements                                    37,500             4            9,371              -            9,375

Net loss for the year ended December 31, 2003               -             -                -       (470,365)        (470,365)
                                                --------------   -----------  --------------- --------------- ---------------

Balances at December 31, 2003                      26,424,080         2,642          350,505       (548,672)        (195,525)

Shares issued in January 2004 pursuant to
 private placements                                    79,000             8           19,742                          19,750

Shares issued in February 2004 pursuant to
 private placements                                   166,000            17           41,483              -           41,500

Shares issued in March 2004 pursuant to
 private placements                                   113,200            11           28,289              -           28,300

Shares issued in April 2004 pursuant to
 private placements                                    68,200             7           19,916              -           19,923

    The accompanying notes and independent auditors' report should be read in conjunction with the financial statements

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                       STATEMENT OF STOCKHOLDERS' DEFICIT

              From Inception (January 1, 2002) to December 31, 2004
                                   (Restated)



                                                                                   Additional      Total
                                                              Common Stock          Paid-in       Accumulated    Stockholders'
                                                         Shares         Amount      Capital        Deficit         Equity
                                                       ------------   ---------   -------------- --------------  ----------------
Shares issued in May 2004 pursuant to
 private placements                                          50,000          5        12,495                -             12,500

Shares issued in June 2004 pursuant to
 private placements                                          74,000          7        18,493                -             18,500

Shares issued in July 2004 pursuant to
 private placements                                          87,000          9        21,741                -             21,750

Shares issued in August 2004 pursuant to
 private placements                                          30,000          3         7,497                -              7,500

Shares issued in September 2004 pursuant to
 private placements                                          22,000          2         5,498                -              5,500

Shares issued in October 2004 pursuant to
private placements                                            1,000          0           250                -                250

Shares issued in October 2004 as compensation
 of officers                                              2,000,000        200       499,800                -            500,000

Shares issued in October 2004 pursuant to
investment in Innovative Cooling Enterprises, Inc.        1,500,000        150             0                -                150

Shares issued in November 2004 pursuant to
private placements                                           80,000          8        19,992                -             20,000

Shares issued in November 2004 in consideration
 for professional services                                1,500,000        150             0                -               150

    The accompanying notes and independent auditors' report should be read in conjunction with the financial statements

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                       STATEMENT OF STOCKHOLDERS' DEFICIT

              From Inception (January 1, 2002) to December 31, 2004
                                   (Restated)


                                                                                 Additional                          Total
                                                           Common Stock            Paid-in         Accumulated    Stockholders'
                                                       Shares         Amount       Capital           Deficit         Equity
                                                   -------------    ----------   -------------    --------------  ---------------
Net loss for the year ended December 31, 2004                -              -              -          (783,174)        (783,174)
                                                   -------------    ----------   -------------    --------------  ---------------
Balances at December 31, 2004                        32,194,480     $   3,219    $ 1,045,701      $ (1,331,846)   $    (282,926)
                                                   =============    ==========   =============    ==============  ===============

    The accompanying notes and independent auditors' report should be read in conjunction with the financial statements

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                             STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2004 and 2003

                                                                                                                     Cumulative
                                                                                                                    For the period
                                                                                                                    January 1, 2002
                                                                              Year ended           Year ended       (Inception) to
                                                                             December 31,         December 31,       December 31,
                                                                                 2004                 2003                2004
                                                                          -------------------   ------------------ -----------------
                                                                              (Restated                              (Restated
                                                                             See Note 12)                           See Note 12)
Cash flows from operating activities:
Net loss                                                                  $       (783,174)      $      (470,365)  $   (1,331,846)
Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                                5,699                 4,125           10,012

        Compensation expense (Note 11)                                             412,000                     -          412,000

Changes in assets and liabilities:
        (Increase) decrease in loans receivable                                      2,210                (2,500)            (290)

        (Increase) decrease in other receivable                                       (150)                    -             (150)
        (Increase) decrease in security deposits                                         -                     -           (5,000)
        (Decrease) in bank overdraft                                                     -                (3,102)               -
        Increase in accounts payable                                                62,768                29,114           91,882

        Increase (decrease) in accrued expenses                                          -               115,286          165,250
        Increase in loans payable-other                                              8,000                     -            8,000

                                                                          -------------------   ------------------ -----------------

Net adjustment to reconcile net income to net cash provided (used) in
operating activities:                                                              490,527               142,923          681,704
                                                                          -------------------   ------------------ -----------------

Net cash used in operating activities                                             (292,647)             (327,442)        (650,142)
                                                                          -------------------   ------------------ -----------------
Cash flows from investing activities:
        Payment made in connection with recapitalization                                 -                     -          (15,000)
        Purchase of equipment                                                       (4,723)               (8,539)         (21,769)
                                                                          -------------------   ------------------ -----------------

Net cash used in investing activities                                               (4,723)               (8,539)         (36,769)
                                                                          -------------------   ------------------ -----------------

Cash flows from financing activities:
        Issuance of additional shares of common stock                                   77                   121              958

        Additional paid in capital arising from issuance of additional
        shares                                                                     195,396               314,466          509,862
        Execution of convertible notes payable
        Increase in due to officer                                                       -                     -           52,800
                                                                                    99,332                24,105          123,437
                                                                          -------------------   ------------------ -----------------

Net cash provided by financing activities                                          294,805               338,692          687,057
                                                                          -------------------   ------------------ -----------------

Net increase (decrease) in cash                                                     (2,565)                2,711              146
Cash at beginning of period                                                          2,711                     -                -

                                                                          -------------------   ------------------ -----------------
Cash at end of period                                                     $            146      $          2,711   $          146

                                                                          ===================   ================== =================

Interest paid                                                             $         13,861      $          9,800

                                                                          ===================   ==================
Taxes paid                                                                $            500      $              -
                                                                          ===================   ==================

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

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                           NOTES FINANCIAL STATEMENTS

                 For the Years Ended December 31, 2004 and 2003

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) CORPORATE ORGANIZATION

Harmonica Acquisition Corporation a Delaware corporation ("the Company") was formed on March 24, 1999, but did not conduct any operating activities nor generate any revenues and was dormant until January 2002. On January 1, 2002 (Inception) the Company commenced operating activities.

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

(G) STOCK BASED COMPENSATION:

The Company has adopted the fair value method of accounting for stock-based employee compensation in accordance with SFAS 123. The Company currently does not have a formal stock-based compensation plan for its employees.

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

(4) INVESTMENT IN UNAFFILIATED COMPANY

On October 11, 2004, the Company issued an aggregate of 1,500,000 shares to three parties in consideration for shares of common stock in Innovative Cooling Enterprises Inc., an unaffiliated company. The shares were issued at par, and the investment was recorded on the accompanying financial statements.

As of December 31, 2004, the three parties had failed to deliver the shares of Innovative Cooling Enterprises to the Company. In May 2005, the three parties returned the 1,500,000 shares to the Company, and the Company subsequently canceled the shares on June 1, 2005. The Company as of June 30, 2005 will reverse the investment in Innovative Cooling Enterprises.

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                 For the Years Ended December 31, 2004 and 2003

(5) EQUIPMENT



Equipment consisted of the following at:            Dec. 31,      Dec. 31,
                                                     2004          2003
                                                  ------------  -----------
Office equipment                                     $ 8,980      $ 4,257
Leasehold improvements                                12,789       12,789
                                                  ------------  -----------
                                                      21,769       17,046

Less accumulated depreciation and amortization       (10,012)      (4,313)
                                                  ------------  -----------
                                                    $ 11,757      $12,733
                                                  ============  ===========

For the year ended December 31, 2004, depreciation expense amounted to $5,699. For the year ended December 31, 2003, depreciation expense amounted to $4,125.

(6) RELATED PARTY TRANSACTIONS

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

(7) COMMITMENTS

Rental expense for the years ended December 31, 2004 and December 31, 2003 was $30,000, respectively, for each year.

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                 For the Years Ended December 31, 2004 and 2003

(8) GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $344,692 in the year ended December 31, 2004. For the year ended December 31, 2003, general and administrative expenses were $98,171. Below is a comparative listing of general and administrative expenses for the years ended December 31, 2004 and December 31, 2003.



                                            2004              2003
                                        --------------    --------------
Contracted services                          $115,025          $ 11,141
Professional fees                             124,139            14,188
Rent                                           30,000            30,000
Interest                                       13,861             9,800
Utilities                                       3,779             5,877
Other                                          57,888            27,165
                                        --------------    --------------
Total general and administrative
    expenses                                 $344,692          $ 98,171
                                        ==============    ==============



(9) LOSS PER SHARE

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

(10) RESEARCH AND DEVELOPMENT

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

(11) STOCK COMPENSATION

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

(12) RESTATEMENT

The accompanying balance sheet, statement of cash flows have been restated to properly reflect the issuance of 1,500,00 shares at par ($.0001) in relation to the investment in Innovative Cooling Enterprises Inc. referred to in Note 4.

Additionally, the accompanying balance sheet and statement of cash flows have been restated to properly reflect the issuance of 1,500,000 shares at par ($.0001) in consideration for professional services rendered.

(13) COMPENSATION AGREEMENT

In November 2004, the Company has entered into a compensation agreement with MDM Corporate Electronic Filers (MDM) whereas MDM will provide the Company with all EDGAR filing services. The agreement is valued at $12,000. The Company will issue MDM 60,000 shares of its common stock in consideration for MDM's services. As of March 31, 2005 the Company had not yet issued the common stock to MDM.