Form 10QSB/A
period 2005-03-31
INTERNATIONAL SURFACING INC
filed 2005-08-09
CIK 1122112

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A2

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


                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                                 BALANCE SHEETS
                                   (Restated)

As of March 31, 2005 and December 31, 2004


                                                                                     March 31,                Dec. 31,
                                                                                       2005                    2004
                                                                                ----------------         ----------------
                                                                                   (Unaudited)               (Note 1)
                                                                                                             restated
                                       ASSETS
Current Assets:
Cash                                                                            $         1,507                  $   146
Investment in unaffiliated company (Note 5)                                                 150                      150
Loans receivable                                                                            290                      290
Other receivable                                                                            150                      150
                                                                                ----------------         ----------------
        Total current assets                                                              2,097                      736
                                                                                ----------------         ----------------

Fixed Assets, net (Note 6)                                                               10,315                   11,757
Security deposits                                                                         5,000                    5,000
                                                                                ----------------         ----------------

           Total assets                                                         $        17,412                 $ 17,493
                                                                                ================         ================

                        LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
      Accounts payable                                                          $        97,354                 $ 91,732
      Accrued expenses                                                                   77,250                   77,250
      Loans payable-other (Note 7)                                                       21,500                    8,000
      Loans payable -officer (Note 7)                                                   180,784                  123,437
                                                                                ----------------         ----------------
          Total current liabilities                                                     376,888                  300,419
                                                                                ----------------         ----------------
 Stockholders' deficit:
       Preferred stock, par value $.0001, per share; authorized 20,000,000 shares,
        none issued and outstanding                                                           -                        -

       Common stock, par value $.0001, per share; 100,000,000 shares authorized,
        32,194,480 shares issued and outstanding at March 31, 2005 and at
        December
        31, 2004                                                                          3,219                    3,219
       Additional paid in capital                                                     1,045,701                1,045,701
       Deficit accumulated during the developmental stage                            (1,408,396)              (1,331,846)
                                                                                ----------------         ----------------
           Total stockholders' deficit                                                 (359,476)                (282,926)
                                                                                ----------------         ----------------
          Total liabilities and stockholders' deficit                           $        17,412          $        17,493
                                                                                ================         ================

         The accompanying notes should be read in conjunction with these financial statements

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                             STATEMENT OF OPERATIONS

               For the Three Months Ended March 31, 2005 and 2004

                                                                                                            Cumulative
                                                                 March 31,          March 31,               Development
                                                                  2005               2004                      Stage
                                                             ----------------   ----------------         ----------------
Expenses:
Research and development (Note 11)                                     5,208    $        13,992          $       301,163
General and administrative (Note 9)                                   69,900             83,657                  518,529
Compensation expense                                                       -                  -                  577,250
Depreciation and amortization                                                             1,408                   11,454
                                                                       1,442
                                                             ----------------   ----------------        ----------------

Total expenses                                                        76,550             99,057                1,408,396
                                                             ----------------   ----------------        ----------------

Net loss                                                     $       (76,550)   $       (99,057)        $     (1,408,396)
                                                             ================   ================        =================

Basic and fully diluted loss per common share                $          (.00)   $          (.00)
                                                             ================   ================

Weighted average number of shares outstanding                $    32,194,480    $    26,630,480
                                                             ================   ================


         The accompanying notes should be read in conjunction with these financial statements

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                       STATEMENT OF STOCKHOLDERS' DEFICIT

               From Inception (January 1, 2002) to March 31, 2005
                                   (Restated)

                                                                          Additional                     Total
                                                   Common Stock            Paid-in    Accumulated     Stockholders'
                                             Shares            Amount      Capital      Deficit          Equity
                                          --------------     ----------   ----------- -------------- -------------
Balances at January 1, 2002                           -      $       -     $      -   $           -  $          -

Sale of common stock                              1,200            760            -               -           760

Exchange of shares with acquired
 Company (Harmonica Acquisition Corp.)       24,998,800          1,740      (16,740)              -       (15,000)

Amount received for convertible debentures      211,200             21       52,779                        52,800

Net loss                                              -              -            -         (78,307)      (78,307)
                                          --------------     ----------   ----------- -------------- -------------

Balances at January 1, 2003                  25,211,200          2,521       36,039         (78,307)      (39,747)

Shares issued in January 2003 pursuant to
 private placements                             165,880             17       41,453               -        41,470

Shares issued in February 2003 pursuant to
 private placements                               7,200              1        1,799               -         1,800

Shares issued in April 2003 pursuant to
 private placements                             283,000             28       70,722               -        70,750

Shares issued in May 2003 pursuant to
 private placements                              40,000              4        9,996               -        10,000

Shares issued in June 2003 pursuant to
 private placements                             239,400             24       59,826               -        59,850

Shares issued in July 2003 pursuant to
 private placements                             115,500             11       28,864               -        28,875

Shares issued in August 2003 pursuant to
 private placements                             101,400             10       36,707               -        36,717


    The accompanying notes and independent auditors' report should be read in conjunction with the financial statements

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                       STATEMENT OF STOCKHOLDERS' DEFICIT

               From Inception (January 1, 2002) to March 31, 2005
                                   (Restated)

                                                                                   Additional                         Total
                                                            Common Stock           Paid-in         Accumulated     Stockholders'
                                                     Shares            Amount      Capital           Deficit          Equity
                                                  --------------    -----------    -------------  --------------- ----------------
Shares issued in October 2003 pursuant to
 private placements
                                                        165,000             16          41,234               -             41,250

Shares issued in November 2003 pursuant to
 private placements
                                                         58,000              6          14,494               -             14,500
Shares issued in December 2003 pursuant to
 private placements
                                                         37,500              4           9,371               -              9,375

Net loss for the year ended December 31, 2003                 -              -               -        (470,365)          (470,365)
                                                  --------------    -----------    -------------  --------------- ----------------

Balances at December 31, 2003                        26,424,080          2,642         350,505        (548,672)          (195,525)

Shares issued in January 2004 pursuant to
 private placements                                      79,000              8          19,742                             19,750

Shares issued in February 2004 pursuant to
 private placements
                                                        166,000             17          41,483               -             41,500

Shares issued in March 2004 pursuant
 to private placements                                  113,200             11          28,289               -             28,300

Shares issued in April 2004 pursuant
 to private placements                                   68,200             7           19,916               -             19,923


    The accompanying notes and independent auditors' report should be read in conjunctionth the financial statements

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                       STATEMENT OF STOCKHOLDERS' DEFICIT

               From Inception (January 1, 2002) to March 31, 2005
                                   (Restated)


                                                                               Additional                        Total
                                                           Common Stock         Paid-in       Accumulated     Stockholders'
                                                      Shares       Amount       Capital         Deficit          Equity
                                                    -----------  -----------   -----------   --------------- ----------------
Shares issued in May 2004 pursuant to
 private placements                                    50,000             5        12,495               -          12,500

Shares issued in June 2004 pursuant to
 private placements                                    74,000             7        18,493               -          18,500

Shares issued in July 2004 pursuant to
 private placements                                    87,000             9        21,741               -          21,750

Shares issued in August 2004 pursuant to
 private placements                                    30,000             3         7,497               -           7,500

Shares issued in September 2004 pursuant to
 private placements
                                                       22,000             2         5,498               -           5,500

Shares issued in October 2004 pursuant to
 private placements                                     1,000             0           250               -             250

Shares issued in October 2004 as compensation
 of officers                                        2,000,000           200       499,800               -         500,000

Shares issued in October 2004 pursuant to
 investment in  Innovative
 Cooling Enterprises, Inc.                          1,500,000           150             0               -             150

Shares issued in November 2004 pursuant to
 private placements                                    80,000             8        19,992               -          20,000

Shares issued in November 2004 in consideration
 for professional services                          1,500,000           150             0               -             150


    The accompanying notes and independent auditors' report should be read in conjunction with the financial statements

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                       STATEMENT OF STOCKHOLDERS' DEFICIT

               From Inception (January 1, 2002) to March 31, 2005
                                   (Restated)



                                                                 Additional                          Total
                                           Common Stock           Paid-in        Accumulated     Stockholders'
                                     Shares           Amount      Capital          Deficit          Equity
                                  -------------    -----------   -------------  ---------------  ----------------
Net loss for the year ended
 December 31, 2004                           -              -               -         (783,174)         (783,174)
                                  -------------    -----------   -------------  ---------------  ----------------

Balances at December 31, 2004       32,194,480          3,219       1,045,701       (1,331,846)         (282,926)

Net loss for the three months
 ended March 31, 2005                        -              -               -          (76,550)          (76,550)
                                  -------------    -----------   -------------  ---------------  ----------------
Balances at March 31, 2005          32,194,480     $    3,219    $  1,045,701    $  (1,408,396)  $      (359,476)
                                  =============    ===========   =============  ===============  ================

         The accompanying notes should be read in conjunction with these financial statements

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                             STATEMENT OF CASH FLOWS
                                   (Restated)

For the Three Months Ended March 31, 2005 and 2004

                                                                                                                      Cumulative
                                                                            March 31,             March 31,          Development
                                                                              2005                  2004                Stage
                                                                        ------------------    ------------------  ------------------
Cash flows from operating activities:
Net loss                                                                $         (76,550)     $        (99,057)   $     (1,408,396)
                                                                        ------------------    ------------------  ------------------
Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                               1,442                 1,408              11,454
        Compensation expense                                                            -                     -             412,000

Changes in assets and liabilities:
        (Increase) decrease in loans receivable                                         -                     -                (290)
        Decrease in other receivable                                                    -                     -                (150)
        (Decrease) in bank overdraft                                                    -                     -              (5,000)
        Increase in accounts payable                                                5,623                 1,810              97,504
        Increase (decrease) in accrued expenses                                         -                     -             165,250
        Increase in loans payable-other                                            13,500                     -              21,500
                                                                        ------------------    ------------------  ------------------

Net adjustment to reconcile net income to net cash provided (used) in
operating activities:                                                              20,565                 3,218             702,268
                                                                        ------------------    ------------------  ------------------

Net cash used in operating activities                                             (55,985)              (95,839)           (706,128)
                                                                        ------------------    ------------------  ------------------
Cash flows from investing activities:
        Payment made in connection with recapitalization                                -                     -             (15,000)
        Purchase of equipment                                                           -                (3,780)            (21,769)
                                                                        ------------------    ------------------  ------------------

Net cash used in investing activities                                                   -                (3,780)            (36,769)
                                                                        ------------------    ------------------  ------------------

Cash flows from financing activities:
        Issuance of additional shares of common stock                                   -                    35                 958
        Additional paid in capital arising from issuance of additional
        shares                                                                          -                85,934             509,862
        Execution of convertible notes payable                                          -                                    52,800
        Increase in loans payable- officer                                         57,346                14,240             180,784
                                                                        ------------------    ------------------  ------------------

Net cash provided by financing activities                                          57,346               100,209             744,404
                                                                        ------------------    ------------------  ------------------
Net increase (decrease) in cash                                                     1,361                   590               1,507

Cash at beginning of period                                                           146                 2,711                   -
                                                                        ------------------    ------------------  ------------------
Cash at end of period                                                   $           1,507      $          3,301    $          1,507
                                                                        ==================    ==================  ==================

Interest paid                                                           $               -      $              -
                                                                        ==================    ==================
Taxes paid                                                              $               -      $              -
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

Note 5 - INVESTMENT IN UNAFFILIATED COMPANY:

On October 11, 2004, the Company issued an aggregate of 1,500,000 shares to three parties in consideration for shares of common stock in Innovative Cooling Enterprises Inc., an unaffiliated company. The shares were issued at par, and the investment was recorded on the accompanying financial statements.

As of March 31, 2005, the three parties had failed to deliver the shares of Innovative Cooling Enterprises to the Company. In May 2005, the three parties returned the 1,500,000 shares to the Company, and the Company subsequently canceled the shares on June 1, 2005. The Company as of June 30, 2005 will reverse the investment in Innovative Cooling Enterprises.

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 6 - FIXED ASSETS:

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

Note 7 - RELATED PARTY TRANSACTIONS:

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

Note 8 - COMMITMENTS:

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

Note 9 - GENERAL AND ADMINISTRATIVE EXPENSES:

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


Note 10 - LOSS PER SHARE:

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

Note 11 - RESEARCH AND DEVELOPMENT:

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

Note 12 - STOCK BASED COMPENSATION

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

Note 13 - PUBLIC OFFERING OF COMMON STOCK:

The Company has filed a registration statement on Form SB-2 for the resale of 5,749,730 shares of common stock presently outstanding and held by selling stockholders. The Company is currently awaiting approval of the filing by the Security and Exchange Commission.

Note 13 - RESTATEMENT:

The accompanying balance sheets and statement of cash flows have been restated to properly reflect the issuance of 1,500,00 shares at par ($.0001) in relation to the investment in Innovative Cooling Enterprises Inc. referred to in Note 5.

Additionally, the accompanying balance sheets and statement of cash flows have been restated to properly reflect the issuance of 1,500,000 shares at par ($.0001) in consideration for professional services rendered.

Note 14 - Compensation agreement

In November 2004, the Company had entered into a compensation agreement with MDM Corporate Electronic Filers (MDM) whereas MDM will provide the Company with all EDGAR filing services. The agreement is valued at $12,000. The Company will issue MDM 60,000 shares of its common stock in consideration for MDM's services. As of March 31, 2005 the Company had not yet issued the common stock to MDM.

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

CRITICAL ACCOUNTING POLICIES

Equipment

Equipment is recorded at cost, less accumulated depreciation. Depreciation expense is provided on the straight-line method, based upon estimated useful lives of 3 years. The costs of improvements on leased property are capitalized as leasehold improvements and are being amortized on the straight-line basis over an estimated useful life of 3 years. The period of amortization will end in 2005. We anticipate moving into a new facility within the next year.

It is our policy to account for routine maintenance and repairs as a charge to expense when incurred. Major replacements and improvements when incurred are capitalized. When assets are sold or retired, the related cost and accumulated depreciation are removed from the accounts and gains or losses from dispositions are credited or charged to income.

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



                                                   March 31,      March 31,
                                                     2005           2004
                                                -------------    ------------
Contracted services                             $     14,707     $    38,310
Professional fees                                     18,200          18,400
Rent                                                   7,500           7,500
Travel                                                 9,800           6,988
Utilities                                              1,235           1,697
Other                                                 18,458          10,762
                                                -------------    ------------
Total general and administrative expenses       $     69,900     $    83,657
                                                =============    ============

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

Liquidity and Capital Resources

On March 31, 2005, we had cash resources of $1,507 with total current liabilities of $377,038, including normal trade payables. As of June 30, 2005, we had cash resources of $253,232. Based on our existing expenses, we expect to be able to continue our operations for two months and we will need to raise approximately $1,000,000 in new capital to fund our operations during the next year. We are currently operating using cash generated from the sale of our common stock or from funds loaned by our Chief Executive Officer. We do not have any plans to engage in additional financing and, if we do not raise additional capital within the next two months, we will cease operations.

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

We expect to use the funds generated from future financings, if any, for the purchase of raw materials, brand development, expansion of our operations and general monthly expenses. This calculation is based on our average current monthly expense level of approximately $20,000 per month. In order to raise the new capital, we may engage in public or private financing, strategic relationships or other arrangements.

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

Item 6. Exhibits


Exhibit Number             Description

31.1 Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1 Certification of CEO and CFO Pursuant to section 906 of the Sarbanes Oxley Act of 2002


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on August 5, 2005.

                          INTERNATIONAL SURFACING, INC.





                          By: /s/Samuel Serritella
                              --------------------
                                 Samuel Serritella, CEO and CFO