Form 10QSB
period 2005-06-30
INTERNATIONAL SURFACING INC
filed 2005-08-22
CIK 1122112

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

      FOR ANNUAL AND TRANSITIONAL REPORTS UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                   (MARK ONE)

      |X| ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR FISCAL QUARTER ENDED JUNE 30, 2005

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR SECTION 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _____________ TO ______________

                        COMMISSION FILE NUMBER: 000-31403

                          INTERNATIONAL SURFACING, INC.
--------------------------------------------------------------------------------
      (Exact Name of Small Business Registrant as Specified in its Charter)

                   DELAWARE                             52-2257557
--------------------------------------------------------------------------------
        (State or other jurisdiction of   (I.R.S. Employer Identification No.)
         incorporation or organization)

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

As of August 18, 2005, the Registrant had outstanding 30,754,480 shares of Common Stock, $0.0001 par value.

The Registrant's revenues for the quarter ended June 30, 2005 were $0.

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                  June 30, 2005

                                Table of Contents

                                                                                    Page
                                                                                 Nummber
                                                                                 -------
Part I - Financial Information

Item 1   Financial Statements:

      Balance Sheet as of June 30, 2005 and December 31, 2004                         3

      Statement of Operations for the six and three months
       ended June 30, 2005 and June 30, 2004                                          4

      Statement of Stockholders' Deficit from January 1, 2002 (Date of
            Inception) through the six months ended June 30, 2005                     5

      Statement of Cash Flows for the six months ended June 30, 2005 and
         June 30, 2004                                                                9


Notes to Financial Statements                                                        10

Item 2 Management's Discussion and Analysis or Plan of Operations                    16

Item 3 Controls and Procedures                                                       20

Part II Other Information

Item 1 Legal Proceedings                                                             20

Item 2 Unregistered Sales of Equity Securities                                       20

Item 3 Defaults Upon Senior Securities                                               20

Item 4 Submission of Matters to a Vote of Security Holders                           20

Item 5 Other Information                                                             20

Item 6 Exhibits                                                                      20

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                                 BALANCE SHEETS


                    As of June 30, 2005 and December 31, 2004

                                                                                          June 30,            Dec. 31,
                                                                                            2005                2004
                                                                                     -----------------    ----------------
                                                                                           (Unaudited)         (Note 1)
                                                                                                              (Restated)
                                       ASSETS
Current Assets:
Cash                                                                                     $   253,232        $       146
Investment in unaffiliated company (Note 5)                                                     --                  150
Loans receivable                                                                                 290                290
Other receivable                                                                                 150                150
                                                                                         -----------        -----------
        Total current assets                                                                 253,672                736
                                                                                         -----------        -----------

Fixed Assets, net (Note 6)                                                                    13,874             11,757
Security deposits                                                                              5,000              5,000
                                                                                         -----------        -----------

           Total assets                                                                  $   272,546        $    17,493
                                                                                         ===========        ===========

                        LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
      Accounts payable                                                                   $    88,985        $    91,732
      Accrued expenses                                                                        77,250             77,250
      Loans payable-other (Note 7)                                                            18,500              8,000
      Loans payable -officer (Note 7)                                                        591,690            123,437
                                                                                         -----------        -----------
          Total current liabilities                                                          776,425            300,419
                                                                                         -----------        -----------
 Stockholders' deficit:
       Preferred stock, par value $.0001, per share; authorized 20,000,000 shares,
        none issued and outstanding                                                             --                 --

       Common stock, par value $.0001, per share; 100,000,000 shares authorized,
        30,694,480 shares issued and outstanding at June 30, 2005 and 32,194,480 shares issued and outstanding and at December 31, 2004
                                                                                               3,069              3,219
       Additional paid in capital                                                          1,045,701          1,045,701
       Deficit accumulated during the developmental stage                                 (1,552,649)        (1,331,846)
                                                                                         -----------        -----------
           Total stockholders' deficit                                                      (503,879)          (282,926)
                                                                                         -----------        -----------
          Total liabilities and stockholders' deficit                                    $   272,546        $    17,493
                                                                                         ===========        ===========

       The accompanying notes and independent auditors' report should be read in conjunction with the financial statements

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                             STATEMENT OF OPERATIONS

            For the Six and Three Months Ended June 30, 2005 and 2004


                                                Six Months Ended                   Three Months Ended
                                                ----------------                   ------------------              Cumulative
                                           June 30,           June 30,        June 30,          June 30,          Developmental
                                             2005               2004            2005              2004                Stage
                                       -----------------   --------------  --------------   ----------------    ---------------
Expenses:
Research and development (Note 11)     $           6,903   $       17,301  $        1,695   $          3,309            302,858
General and administrative (Note 9)              211,017          134,060         141,117             50,402            659,646
Compensation expense                                  --               --              --                 --            577,250
Depreciation and amortization                      2,883            2,816           1,441              1,408             12,895
                                       -----------------   --------------  --------------   ----------------    ---------------
Total expenses                                   220,803          154,177         144,253             55,119          1,552,649
                                       -----------------   --------------  --------------   ----------------    ---------------

Net loss                               $        (220,803)  $     (154,177) $     (144,253)  $        (55,119)   $    (1,552,649)
                                       =================   ==============  ==============   ================    ===============

Basic and fully diluted loss per
common share                           $            (.01)  $         (.01)   $       (.01)  $           (.00)
                                       =================   ==============  ==============   ================

Weighted average number of shares
outstanding                                   31,994,480       26,758,280      31,694,480         26,886,080
                                       =================   ==============  ==============   ================

       The accompanying notes and independent auditors' report should be read in conjunction with the financial statements

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                       STATEMENT OF STOCKHOLDERS' DEFICIT

                From Inception (January 1, 2002) to June 30, 2005
                                   (Restated)

                                                                       Additional                    Total
                                                   Common Stock         Paid-in     Accumulated    Stockholders'
                                               Shares       Amount      Capital       Deficit         Equity
                                             ----------   ----------   ----------    ----------    ----------
Balances at January 1, 2002                        --     $     --     $     --      $     --      $     --

Sale of common stock                              1,200          760         --            --             760

Exchange of shares with acquired Company
  (Harmonica Acquisition Corp.)              24,998,800        1,740      (16,740)         --         (15,000)

Amount received for convertible debentures      211,200           21       52,779        52,800

Net loss                                           --           --           --         (78,307)      (78,307)
                                             ----------   ----------   ----------    ----------    ----------

Balances at January 1, 2003                  25,211,200        2,521       36,039       (78,307)      (39,747)

Shares issued in January 2003
  pursuant to private placements                165,880           17       41,453          --          41,470

Shares issued in February 2003
  pursuant to private placements                  7,200            1        1,799          --           1,800

Shares issued in April 2003
  pursuant to private placements                283,000           28       70,722          --          70,750

Shares issued in May 2003
  pursuant to private placements                 40,000            4        9,996          --          10,000

Shares issued in June 2003
  pursuant to private placements                239,400           24       59,826          --          59,850

Shares issued in July 2003
  pursuant to private placements                115,500           11       28,864          --          28,875

Shares issued in August 2003
  pursuant to private placements                101,400           10       36,707          --          36,717

       The accompanying notes and independent auditors' report should be read in conjunction with the financial statements

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                       STATEMENT OF STOCKHOLDERS' DEFICIT

                From Inception (January 1, 2002) to June 30, 2005
                                   (Restated)

                                                                          Additional                    Total
                                                     Common Stock          Paid-in     Accumulated    Stockholders'
                                                  Shares       Amount      Capital       Deficit         Equity
                                                ----------   ----------   ----------    ----------    ----------
Shares issued in October 2003
  pursuant to private placements
                                                   165,000           16       41,234         --          41,250

Shares issued in November 2003
  pursuant to private placements
                                                    58,000            6       14,494         --          14,500

Shares issued in December 2003
  pursuant to private placements
                                                    37,500            4        9,371         --           9,375

Net loss for the year ended December 31, 2003         --           --           --       (470,365)     (470,365)
                                                ----------   ----------   ----------   ----------    ----------

Balances at December 31, 2003                   26,424,080        2,642      350,505     (548,672)     (195,525)

Shares issued in January 2004
  pursuant to private placements                    79,000            8       19,742         --          19,750

Shares issued in February 2004
  pursuant to private placements
                                                   166,000           17       41,483         --          41,500

Shares issued in March 2004
  pursuant to private placements                   113,200           11       28,289         --          28,300

Shares issued in April 2004
  pursuant to private placements                    68,200            7       19,916         --          19,923

           The accompanying notes should be read in conjunction with
                           these financial statements

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                       STATEMENT OF STOCKHOLDERS' DEFICIT

                From Inception (January 1, 2002) to June 30, 2005
                                   (Restated)

                                                                          Additional                    Total
                                                     Common Stock          Paid-in     Accumulated    Stockholders'
                                                  Shares       Amount      Capital       Deficit         Equity
                                                ----------   ----------   ----------    ----------    ----------
Shares issued in May 2004
  pursuant to private placements                  50,000           5        12,495        --            12,500

Shares issued in June 2004
  pursuant to private placements                  74,000           7        18,493        --            18,500

Shares issued in July 2004
  pursuant to private placements                  87,000           9        21,741        --            21,750

Shares issued in August 2004
  pursuant to private placements                  30,000           3         7,497        --             7,500

Shares issued in September 2004
  pursuant to private placements
                                                  22,000           2         5,498        --             5,500

Shares issued in October 2004
  pursuant to private placements
                                                   1,000           0           250        --               250

Shares issued in October 2004 as
  compensation of officers
                                               2,000,000         200       499,800        --           500,000

Shares issued in October 2004
  pursuant to investment in Innovative
  Cooling Enterprises, Inc.                    1,500,000         150             0        --               150

Shares issued in November 2004
  pursuant to private placements
                                                  80,000           8        19,992        --            20,000

Shares issued in November 2004
  in consideration for professional services
                                               1,500,000         150             0        --               150

       The accompanying notes and independent auditors' report should be read in conjunction with the financial statements

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                       STATEMENT OF STOCKHOLDERS' DEFICIT

                From Inception (January 1, 2002) to June 30, 2005
                                   (Restated)

                                                                          Additional                    Total
                                                     Common Stock          Paid-in      Accumulated    Stockholders'
                                                  Shares       Amount       Capital       Deficit         Equity
                                            -----------    -----------    -----------   -----------    -----------
Net loss for the year ended
  December 31, 2004                                --             --             --        (783,174)      (783,174)
                                            -----------    -----------    -----------   -----------    -----------

Balances at December 31, 2004                32,194,480          3,219      1,045,701    (1,331,846)      (282,926)

Cancellation of shares issued
  in exchange for ICE shares (see Note 5)
                                             (1,500,000)          (150)          --            --             (150)

Net loss for the six months
  ended June 30, 2005                              --             --             --        (220,803)      (220,803)
                                            -----------    -----------    -----------   -----------    -----------

Balances at June 30, 2005                    30,694,480    $     3,069    $ 1,045,701   $(1,552,649)   $  (503,879)
                                            ===========    ===========    ===========   ===========    ===========

       The accompanying notes and independent auditors' report should be read in conjunction with the financial statements

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                             STATEMENT OF CASH FLOWS

                For the Three Months Ended June 30, 2005 and 2004

                                                                                                                        Cumulative
                                                                                 June 30,             June 30,          Development
                                                                                  2005                 2004                Stage
                                                                                -----------         -----------         -----------
Cash flows from operating activities:
Net loss                                                                        $  (220,803)        $  (154,177)        $(1,552,649)
                                                                                -----------         -----------         -----------
Adjustments to reconcile net loss to net cash used in
  operating activities:
        Depreciation and amortization                                                 2,883               2,816              12,895
        Compensation expense                                                           --                  --               412,000

Changes in assets and liabilities:
        (Increase) decrease in loans receivable                                        --                  --                  (290)
        Decrease in other receivable                                                   --                  --                  (150)
        (Decrease) in bank overdraft                                                   --                  --                (5,000)
        Increase in accounts payable                                                 (2,748)              4,493              89,135
        Increase (decrease) in accrued expenses                                        --                  --               165,250
        Increase in loans payable-other                                              10,500                --                18,500
                                                                                -----------         -----------         -----------

Net adjustment to reconcile net income to net cash
  provided (used) in operating activities:                                           10,635               7,309             692,340
                                                                                -----------         -----------         -----------

Net cash used in operating activities                                              (210,168)           (146,868)           (860,309)
                                                                                -----------         -----------         -----------
Cash flows from investing activities:
        Payment made in connection with recapitalization                               --                  --               (15,000)
        Purchase of equipment                                                        (5,000)             (3,780)            (26,769)
                                                                                -----------         -----------         -----------

Net cash used in investing activities                                                (5,000)             (3,780)            (41,769)
                                                                                -----------         -----------         -----------

Cash flows from financing activities:
        Issuance of additional shares of common stock                                  --                    54                 958
        Additional paid in capital arising from
          issuance of additionalshares                                                 --               124,415             509,862
        Execution of convertible notes payable                                         --                  --                52,800
        Increase in loans payable- officer                                          468,254              23,682             591,690
                                                                                -----------         -----------         -----------

Net cash provided by financing activities                                           468,254             148,151           1,155,310
                                                                                -----------         -----------         -----------

Net increase (decrease) in cash                                                     253,086              (2,497)            253,232
Cash at beginning of period                                                             146               2,711                  --

                                                                                -----------         -----------         -----------
Cash at end of period                                                           $   253,232         $       214         $   253,232
                                                                                ===========         ===========         ===========

Interest paid                                                                   $     6,558         $      --
                                                                                ===========         ===========         ===========
Taxes paid                                                                      $      --           $      --
                                                                                ===========         ===========         ===========

       The accompanying notes and independent auditors' report should be read in conjunction with the financial statements

                          INTERNATIONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1-     INTERIM RESULTS AND BASIS OF PRESENTATION

            The accompanying unaudited financial statements as of June 30, 2005 and June 30, 2004 and for the six and three months then ended have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2005 and June 30, 2004 and the results of operations and cash flows for the six and three months then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the six and three months ended June 30, 2005, are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date.

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

            Description of Business:

            Harmonica Acquisition Corporation, a Delaware corporation ("the Company") was formed on March 24, 1999, but did not conduct any operating activities nor generate any revenues and was dormant until January 2002. On January 1, 2002 (Date of Inception) the company commenced operating activities.

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

Note 3 -    GOING CONCERN

            At June 30, 2005, the Company reported a stockholders' deficit of $503,878. The Company does have significant working capital requirements, which to date have been met through private sales of its equity. The Company will continue to need substantial infusions of capital, which it expects to continue to fund primarily from loans, or by a public offering of its equity or debt securities.

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

            As of March 31, 2005, the three parties had failed to deliver the shares of Innovative Cooling Enterprises to the Company. In May 2005, the three parties returned the 1,500,000 shares to the Company, and the Company subsequently canceled the shares on June 1, 2005. The Company as of June 30, 2005 has reversed the investment in Innovative Cooling Enterprises.

                          INTERNATONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 6 -    FIXED ASSETS:

            Fixed assets consisted of the following at:

                                                 June 30,           Dec. 31,
                                                   2005               2004
                                                ----------        ----------
            Office Equipment                    $   13,980        $    8,980
            Leasehold improvements                  12,789            12,789
                                                ----------        ----------
                                                    26,769            21,769

            Less accumulated depreciation          (12,895)          (10,012)
                                                ----------        ----------

                                                $   13,874        $   11,757
                                                ==========        ==========

            For the six months ended June 30, 2005, depreciation expense amounted to $2,883.

Note 7 -    RELATED PARTY TRANSACTIONS:

            The Company is currently operating with cash generated from the sale of its common stock or from funds loaned by its chief executive officer. Since the Company started operations, the chief executive officer has loaned the Company $783,792 on a non-interest bearing basis. The Company has repaid approximately $192,102, which has resulted in an outstanding balance of $591,690 at June 30, 2005.

            As of June 30, 2005, a director of the Company had loaned the Company the sum of $18,500 on a non-interest bearing basis, which is due on demand. This amount is reported in the accompanying financial statements under the caption "loans payable- other".

Note 8 -    COMMITMENTS:

            The Company leases its administrative facilities on a month-to-month basis. For the three months ended June 30, 2005 and June 30, 2004 the Company's rent expense was $7,500 respectively.

                          INTERNATONAL SURFACING, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 9 -    GENERAL AND ADMINISTRATIVE EXPENSES:

            General and administrative expenses were $211,017 in the six months ended June 30, 2005. For the six months ended June 30, 2004, general and administrative expenses were $134,060. Below is a comparative summary of general and administrative expenses:

                                                 June 30,    June 30,
                                                   2005        2004
                                                ----------  ----------
            Contracted services                 $   94,657  $   60,486
            Professional fees                       41,450      28,500
            Rent                                    15,000      15,000
            Travel                                  13,459       7,418
            Utilities                                2,837       2,525
            Other                                   43,614      20,131
                                                ----------  ----------
            Total general and administrative
              expenses                          $  211,017  $  134,060
                                                ==========  ==========

Note 10 -   LOSS PER SHARE:

            Loss per common share is computed pursuant to SFAS No. 128, "Earnings Per Share". Basic loss per share is computed as net loss available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and convertible preferred stock. For the three months ended June 30, 2005 and June 30, 2004, there were no items of potential dilution that would impact on the computation of diluted loss per share.

Note 11 -   RESEARCH AND DEVELOPMENT:

            The Company is currently developing a new type of rubber horseshoe for the horse racing and equestrian industries. This product is currently in the developmental stage. The Company maintains a small-scale manufacturing facility adjacent to its executive offices, where the product is manufactured and tested. For the six months ended June 30, 2005 and June 30, 2004, the Company expended $6,903 and $17,301 respectively in research and development costs in developing this project. The cumulative developmental stage costs for this product were $302,850.

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

Note 14 -   COMPENSATION AGREEMENT:

            In November 2004, the Company had entered into a compensation agreement with MDM Corporate Electronic Filers (MDM) whereas MDM will provide the Company with all EDGAR filing services. The agreement is valued at $12,000. The Company will issue MDM 60,000 shares of its common stock in consideration for MDM's services. As of June 30, 2005 the Company had not yet issued the common stock to MDM.

Note 15 -  Restatement

           The accompanying balance sheet as of December 31, 2004 has been restated to properly reflect the issuance of 1,500,000 shares at par ($.0001) in relation to the investment in Innovative Cooling Enterprise Inc. referred to in Note 5.

           Additionally, the accompanying balance sheet as of December 31, 2004 has also been restated to properly reflect the issuance of 1,500,000 shares at par ($.0001) in consideration for professional services rendered.

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

Going Concern

At June 30, 2005, we reported a stockholders' deficit of $503,879 and we have significant capital needs, which to date have been met through private sales of its equity. The Company will continue to need substantial infusions of capital, which we expect to continue to fund primarily from private sales of its equity and loans, or by a public offering of its equity or debt securities.

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

We maintain a small-scale manufacturing facility adjacent to its executive offices, where the product is manufactured and tested. For the six months ended June 30, 2005, we expended $6,903 in research and development costs in developing this project. For the three months ended June 30, 2004 research and development costs were $17,301. The cumulative developmental stage costs for this product were $302,850.

We have incurred net losses in the aggregate of $1,552,649 since our inception though the six months ended June 30, 2005. The net loss for the six months ended June 30, 2005 was $220,803. The net loss for the six months ended June 30, 2004 was $154,177. The net loss consists of general and administrative expenses, research and development expenses, compensation expenses and depreciation and amortization. Below is a comparative summary of general and administrative expenses:

                                                   June 30,    June 30,
                                                     2005        2004
                                                  ----------  ----------
            Contracted services                   $   94,657  $   60,486
            Professional fees                         41,450      28,500
            Rent                                      15,000      15,000
            Travel                                    13,459       7,418
            Utilities                                  2,837       2,525
            Other                                     43,614      20,131
                                                  ----------  ----------
            Total general and administrative
              expenses                            $  211,017  $  134,060
                                                  ==========  ==========

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

Liquidity and Capital Resources

On June 30, 2005, we had cash resources of $253,22 with total current liabilities of $776,425, including normal trade payables. Based on our existing expenses, we expect to be able to continue our operations for two months and we will need to raise approximately $1,000,000 in new capital to fund our operations during the next year. We are currently operating using cash generated from the sale of our common stock or from funds loaned by our Chief Executive Officer.

Since we commenced operations in the horseshoe industry, Mr. Serritella, our Chief Executive Officer, has loaned approximately $783,792 to our company to fund our research and development and working capital. We have repaid Mr. Serritella approximately $192,102, which has resulted in an outstanding balance of $591,690 as of June 30, 2005. In addition, during the period from June 30, 2005 through July 15, 2005, Mr. Serritella loaned our company an additional $237,500 to fund our research and development, working capital and costs related to manufacturing and marketing. During this same period, we repaid Mr. Seritella $43,744. These loans are non-interest bearing and are due on demand.

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

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security None Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit
Number      Description
------      -----------
31.1        Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes
            Oxley Act of 2002

32.1 Certification of CEO and CFO Pursuant to section 906 of the Sarbanes Oxley Act of 2002

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on August 16, 2005.

INTERNATIONAL SURFACING, INC.

By: /s/Samuel Serritella
    --------------------
    Samuel Serritella, CEO and CFO